Form 10QSB
period 2001-09-30
FIRST SOUTHERN BANCORP INC /GA/
filed 2001-11-13
CIK 1156366

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period from to _________

                        Commission file number 333-66734

                             First Southern Bancorp
        (Exact name of small business issuer as specified in its charter)

             Georgia                                    58-2635782
      (State of Incorporation)          (I.R.S. Employer Identification No.)

       201 S. Main Street
                            Statesboro, Georgia 30458
               (Address of principal executive offices) (Zip Code)


                                  912-531-8576
                               (Telephone Number)


      Indicate whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES XX   NO
                                     --      --

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, par value $.01 per share: 10 shares outstanding as of November 12, 2001

           Transitional small business disclosure format (check one):

                                    YES   NO XX
                                       --    --

                             FIRST SOUTHERN BANCORP

      INDEX

                                                                                                          Page No.

PART I             FINANCIAL INFORMATION

      Item 1.      Financial Statements

                   Balance Sheet (unaudited) at September 30, 2001                                              3

                   Statement of Operations (unaudited) for the
                     Nine Months Ended September 30, 2001                                                       4

                   Statement of Cash Flows (unaudited) for the Nine
                     Months Ended September 30, 2001                                                            5

                   Notes to Financial Statements (unaudited)                                                    6

      Item 2.      Management's Discussion and Analysis of Financial Condition or
                     Plan of Operations                                                                         7

PART II.           OTHER INFORMATION

      Item 1.      Legal Proceedings                                                                            8

      Item 2.      Changes in Securities and Use of Proceeds                                                    8

      Item 3.      Defaults Upon Senior Securities                                                              8

      Item 4.      Submission of Matters to a Vote of Security Holders                                          8

      Item 5.      Other Information                                                                            9

      Item 6.      Exhibits and Reports on Form 8-K                                                             9




      This form 10-Q contains forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that may cause these differences include, but are not limited to, changes in interest rate environment, management's business strategy, national, regional and local market conditions and legislative and regulatory conditions.

      Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date of this form 10-Q. First Southern undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. Readers should also carefully review the "Risk Factors" section in our registration statement on Form SB-2 as filed with and declared effective by the Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             FIRST SOUTHERN BANCORP
                                  Balance Sheet
                               September 30, 2001
                                   (Unaudited)

                                     Assets

Cash and due from banks                                          $      1,369

Premises and equipment                                                339,320

Other assets                                                           20,000
                                                                     --------

                                                                 $    360,689
                                                                     ========

                      Liabilities and Stockholders' Equity


Note payable - line of credit                                    $    625,437
                                                                      -------

Stockholders' equity:
      Preferred stock, $.01 par value; authorized
         10,000,000 shares; no shares issued and outstanding           -
      Common stock, $.01 par value; authorized
         10,000,000 shares; issued and outstanding
         10 shares                                                     -
      Additional paid-in capital                                          100
      Accumulated deficit                                            (264,848)
                                                                      -------

         Total stockholders' deficit                                 (264,748)
                                                                      -------

                                                                 $    360,689
                                                                      =======

                See accompanying notes to financial statements.

                             FIRST SOUTHERN BANCORP

                             Statement of Operations

                  For the Nine Months Ended September 30, 2001
                                   (Unaudited)



Expenses:
      Salaries and benefits                                    $       22,000

      Occupancy                                                        20,396

      Legal and consulting                                            158,379

      Interest                                                          8,267

      Regulatory fees                                                  21,000

      Other operating                                                  34,806
                                                                      -------

           Net loss                                            $      264,848
                                                                      =======


                See accompanying notes to financial statements.

                             FIRST SOUTHERN BANCORP
                             Statement of Cash Flows
                  For the Nine Months Ended September 30, 2001
                                   (Unaudited)

Cash flows from operating activities:
      Net loss                                                     $   (264,848)
         Adjustments to reconcile net loss to net
              cash used by operating activities:
                Change in other assets                                  (20,000)
                                                                      ---------

                    Net cash used by operating activities              (284,848)
                                                                      ---------

Cash flows from investing activities, consisting of
      purchases of premises and equipment                              (339,320)
                                                                      ---------

Cash flows from financing activities:
      Borrowing under line of credit                                    625,437
      Sale of organization shares of common stock                           100
                                                                      ---------

                    Net cash provided by financing activities           625,537
                                                                      ---------

Net increase in cash and cash equivalents                                 1,369

Cash and cash equivalents at beginning of the period                          -
                                                                      ---------

Cash and cash equivalents at end of period                         $      1,369
                                                                      =========


Supplemental disclosure of cash flow information:
      Interest paid                                                $      8,267



                See accompanying notes to financial statements.

                             FIRST SOUTHERN BANCORP
                          Notes to Financial Statements
                                   (Unaudited)



(1)   Organization
      First Southern Bancorp ("First Southern") was incorporated for the purpose of becoming a bank holding company. First Southern intends to acquire 100% of the outstanding common stock of First Southern National Bank (the "Bank") (Proposed), which will operate in the Statesboro and Bulloch County, Georgia area. The organizers of the Bank filed a joint application to charter the Bank with the Office of the Comptroller of Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC") on May 1, 2001 and received preliminary approvals to open the Bank from both agencies in September 2001. First Southern also filed an application with the Federal Reserve to become a bank holding company and acquire all of the stock of the Bank. Provided that these applications are timely approved and necessary capital is raised, it is expected that operations will commence by the first quarter of 2002.

      Operations through September 30, 2001 relate primarily to expenditures by the organizers for incorporating and organizing First Southern and the Bank. All expenditures by the organizers are considered expenditures of First Southern and the Bank.

      First Southern plans to raise between $6,100,000 and $10,000,000 through an offering of its common stock at $10 per share, of which at least $6,000,000 will be used to capitalize the Bank. The organizers and directors expect to subscribe for a minimum of approximately $3,505,000 of First Southern's stock.

      In connection with First Southern's formation and initial offering, warrants will be issued to the organizing stockholders. The warrants generally allow each holder to purchase one additional share of common stock for every two shares purchased in connection with the initial offering and vest over the five succeeding anniversaries of the date of completion of the offering at the initial offering price of $10 per share. These warrants expire ten years after the date of grant. First Southern also plans to reserve up to 15% of the shares outstanding after the offering for the issuance of options to its officers, directors and employees under a stock option plan.

(2)   Summary of Significant Accounting Policies
      Estimates
      The accounting principles followed by First Southern and the methods of applying these principles conform with generally accepted accounting principles (GAAP). In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates.

      Proforma Net Loss Per Common Share
      Proforma net loss per common share is calculated by dividing net loss by the minimum number (610,000) of common shares, which would be outstanding should the offering be successful, as prescribed in Staff Accounting Bulletin Topic 1:B. The proforma net loss per share for the period ended September 30, 2001 was $0.43.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Since its inception on November 29, 2000, First Southern's principal activities have been related to its organization, the conducting of its initial public offering, and the pursuit of approvals from the OCC, the FDIC, and the Federal Reserve of its application to charter a bank and form a bank holding company.

     Because First Southern has no operational history, any comparison of this period's financial reports with the comparable period of the preceding year would not be meaningful, and therefore we have omitted comparable figures.

     At September 30, 2001, First Southern had total assets of $360,689. These assets consisted principally of the site for the Bank premises, deposits for their operating bank software system and cash.

     First Southern's liabilities at September 30, 2001 consisted of advances under a line of credit from a bank, which our organizers guaranteed. First Southern had a stockholder's deficit of $264,748 at September 30, 2001.

     First Southern had a net loss of $264,848 for the nine months ended September 30, 2001, or a pro forma net loss of $0.43 per share (assuming the sale of the minimum number of shares in the offering were outstanding during the entire period). This loss resulted from expenses incurred in connection with activities related to the organization of the Bank. These activities included (without limitation) the preparation and filing of an application with the OCC and the FDIC to charter the Bank, filing an application with the Federal Reserve to form a bank holding company, responding to questions and providing additional information to the OCC, the FDIC, and the Federal Reserve in connection with the application process, preparing a Prospectus and filing a Registration Statement with the SEC, selling the common stock, meetings and discussions among various organizers regarding application and SEC filing information, target markets and capitalization issues, hiring qualified personnel to work for the Bank, conducting public relations activities on behalf of First Southern, developing prospective business contacts for First Southern, and taking other actions necessary for a successful Bank opening. Because First Southern was in the organization stage, it had no operations from which to generate revenues.

Other Matters:

     The terrorist attacks that occurred in New York City and Washington, D.C. on September 11, 2001, and the United States' subsequent response to these events have resulted in a general economic slowdown that may adversely affect our banking business. Economic slowdowns or recessions in our primary market area may be accompanied by reduced demand for credit, decreasing interest margins and declining real estate values, which may in turn result in a decrease in net earnings and an increased possibility of potential loan losses in the event of default. Any sustained period of decreased economic activity, increased delinquencies, foreclosures or losses could limit our growth and negatively affect our results of operations. We cannot predict the extent or duration of these events or their effect upon our business and operations. We will, however, closely monitor the effect of these events upon our business, and make adjustments to our business strategy as we deem necessary.

                             FIRST SOUTHERN BANCORP

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         There are no material pending legal proceedings to which First Southern is a party or of which any of its property is the subject.

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits 1/

         Exhibit
         Number       Description


         3.1          Articles of Incorporation, as amended
         3.2          Bylaws
         4.1 See Exhibits 3.1 and 3.2 for provisions in First Southern Bancorp's Articles of Incorporation and Bylaws defining the rights of holders of the common stock
         4.2          Form of certificate of common stock
         10.1         Employment Agreement between First Southern Bancorp and F.
                      Thomas David effective as of the opening date of First Southern National Bank
         10.2 Employment Agreement between First Southern Bancorp and Christopher T. Cliett effective as of June 1, 2001
         10.3 Employment Agreement between First Southern Bancorp and Charles R. Fennell effective as of June 1, 2001
         10.4         Form of Stock Warrant Agreement
         10.5 Promissory Note dated March 28, 2001 between Nexity Bank and First National Bank of Statesboro
         10.6 Amended and Restated Option to Purchase Real Estate dated July 9, 2001, by and between FSNB, LLC and William and Joyce Lovett and Charles and Betty Rockett
         10.7 Option to Purchase Real Estate dated January 25, 2001, by and between FSNB, LLC and Cecil and Marjorie Kennedy
         10.8         Escrow Agreement between First Southern Bancorp and The
                      Bankers Bank
         10.9 Consulting Agreement between First Southern Bancorp and TD Investments, Inc. effectively dated February 1, 2001.


         1/ Incorporated herein by reference to exhibit of the same number in First Southern's Registration Statement on Form SB-2, declared effective by the SEC on September 25, 2001.

(b)      Reports on Form 8-K

              None

                             FIRST SOUTHERN BANCORP

                                   SIGNATURES



      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FIRST SOUTHERN BANCORP



                                  By:   /s/  F. Thomas David
                                        --------------------------------
                                        F. Thomas David
                                        President, Chief Executive
                                           Officer
                                        (Principal Executive Officer)


                                  Date:       November 13, 2001



                                  By:   /s/ Charles R. Fennell
                                        --------------------------------
                                        Charles R. Fennell
                                        Chief Financial Officer
                                        (Principal Financial and
                                            Accounting Officer)


                                  Date:  November 13, 2001