Form 10KSB
period 2001-12-31
FIRST SOUTHERN BANCORP
filed 2002-04-01
CIK 1156366

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

X ______ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

         or

         Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

                        Commission file number 333-66734

                             First Southern Bancorp
                 ---------------------------------------------
                       (Name of Small Business Issuer in Its Charter)


            Georgia                        6021                  58-2635782
     ---------------------      --------------------------   ----------------
 (State or other Jurisdiction  (Primary Standard Industrial   (I.R.S. Employer
      of Incorporation or       Classification Code Number)  Identification No.)
         Organization)


                   201 South Main Street
                   Statesboro, Georgia                         30458
                   --------------------                     ---------
         (Address of Principal Executive Offices)            (Zip Code)

                                  912-489-7600
                              ---------------------
                 Issuer's Telephone Number, Including Area Code

             Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act: None.

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes    X          No
    --------         -------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's loss for its most recent fiscal year was $399,332. As of March 22, 2002, 919,547 shares of Common Stock were issued and outstanding.

         The aggregate market value of the Common Stock held by non-affiliates of the Company on March 22, 2002 was $5,309,770. This calculation is based upon an estimate of the fair market value of the Common Stock of $10.00 per share, which was the price of the last trade of which management is aware prior to this date. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

  Transitional Small Business Disclosure Format.  (Check one):  Yes     No   X
                                                                    --       --

Item 1.    Description of Business

         This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

         o significant increases in competitive pressure in the banking and financial services industries;

         o changes in the interest rate environment which could reduce anticipated or actual margins;

         o changes in political conditions or the legislative or regulatory environment;

         o general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

         o  changes occurring in business conditions and inflation;

         o  changes in technology;

         o  changes in monetary and tax policies;

         o  changes in the securities markets; and

         o other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

General

         First Southern Bancorp was incorporated to operate as a bank holding company in April 2001 pursuant to the Federal Bank Holding Company Act of 1956 and the Financial Institutions Code of Georgia, and to purchase 100% of the issued and outstanding stock of First Southern National Bank, an association organized under the laws of the United States, to conduct a general banking business in Statesboro, Georgia.

         On September 13, 2001, we commenced our initial public offering and completed the sale of 919,547 shares of our common stock at $10.00 per share on January 31, 2002. The offering raised $9,195,470 net of estimated sales expenses and commissions. Our directors and executive offices purchased 387,750 shares of common stock at $10.00 per share, for a total of $3,877,500. Upon purchase of these shares, we issued stock warrants to the organizers to purchase an additional 193,875 shares of common stock for $10.00 per share.

         Since our formation as a Georgia corporation in April 2001, we have engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare our subsidiary, First Southern National Bank, to commence business as a financial institution. On February 5, 2002, we opened the bank for business. Of the net proceeds from the offering, we used $6.7 million to capitalize the bank.


Marketing Focus

      First Southern National Bank positions itself as "the hometown bank" that cares about its clients. We provide professional and personalized service to our clients by employing well trained, seasoned bankers who are familiar with our market area and our clients' individual needs. Our primary target market includes individuals and small- to medium-sized businesses who desire a consistent and professional relationship with a local banker. Because there is only one other locally owned bank left in Statesboro, we believe we offer a unique banking alternative for the market by offering a higher level of customer service and a management team more focused on the needs of the community than most of our competitors. We believe that this approach will be enthusiastically supported by the community. In order to achieve the level of prompt, responsive service that we believe will be necessary to attract customers and to develop First Southern National Bank's image as a local bank with an individual focus, we intend to leverage our community-oriented board of directors, convenient branch locations, and local services and decision making to attract and retain customers.

Location and Service Area

         Our primary service area consists of an area within a 20 mile radius of our main office in Statesboro, Georgia, with a primary focus on Bulloch County. Our main office is located in downtown Statesboro and provides excellent visibility for the bank. Our expansion plans include the opening of an additional branch strategically located within our service area in our third year of operation. The branch would extend the market reach of our bank, and it will increase our personal delivery capabilities in this area to more efficiently market the services of the bank.

         Bulloch County has a growing and dynamic economic environment centered around educational services, manufacturing, and agriculture that we believe will support our bank. The largest employer in the county is Georgia Southern University, which has helped to support a stable business and educational foundation. The business environment in the county has also benefited recently from the location of the Briggs & Stratton manufacturing facility, Viracon, and a Wal-Mart distribution center in the area. Bulloch County is also the largest row-crop county in Georgia. We believe that there is an opportunity in Bulloch County for a new locally managed bank focused on the community and personalized service to individuals and local businesses.

Lending Activities

         General. We emphasize a range of lending services, including real estate, commercial, and equity-line and consumer loans to individuals, small- to medium-sized businesses and professional concerns that are located in or conduct a substantial portion of their business in the bank's market area. We compete for these loans with competitors who are well established in the Bulloch County area and have greater resources and lending limits. As a result, we may have to charge lower interest rates to attract borrowers.

         Loan Approval and Review. The bank's loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer's lending authority, the loan request will be considered and approved by an officer with a higher lending limit or the board of directors' loan committee. The bank will not make any loans to any director of the bank unless the loan is approved by the board of directors of the bank and is made on terms not more favorable to the person than would be available to a person not affiliated with the bank. The bank currently adheres to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines in its mortgage loan review process, but may choose to alter this policy in the future. The bank expects to sell residential mortgage loans that it originates on the secondary market.

         Lending Limits. The bank's lending activities are subject to a variety of lending limits imposed by federal law. In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank's capital and unimpaired surplus. Different limits may apply in certain circumstances based on the type of loan or the nature of the borrower, including the borrower's relationship to the bank. These limits will increase or decrease as the bank's capital increases or decreases. Unless the bank is able to sell participations in its loans to other financial institutions, the bank will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

         Loan Distribution. We estimate that our initial percentage distribution of our loans for the first year will be as follows:

                  Real Estate                                    60%
                  Commercial Loans                               24%
                  Equity Line and Consumer Loans                 13%
                  Residential Mortgage Loans                      3%
                                                                ---
                  Total                                         100%
                                                                ===

These are estimates only. Our actual deposit and loan distribution will depend on our customers and vary initially and over time.

         Credit Risk. The principal credit risk associated with each category of loans is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the manufacturing, services, and retail market segments. General economic factors affecting a borrower's ability to repay include interest, inflation, and employment rates and the strength of local and national economy, as well as other factors affecting a borrower's customers, suppliers, and employees.

         Real Estate Loans. We expect that loans secured by first or second mortgages on real estate will make up 60% of the bank's loan portfolio. These loans will generally fall into one of two categories: commercial real estate loans or construction and development loans. We also expect to make residential real estate loans secured by first or second mortgages on real estate. Each of these categories is discussed in more detail below, including their specific risks. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. The bank will generally charge an origination fee for each loan.

         Real estate loans are subject to the same general risks as other loans. Real estate loans are also sensitive to fluctuations in the value of the real estate securing the loan. On first and second mortgage loans we would not advance more than regulatory limits. We will require a valid mortgage lien on all real property loans along with a title lien policy which insures the validity and priority of the lien. We will also require borrowers to obtain hazard insurance policies and flood insurance if applicable. Additionally, certain types of real estate loans have specific risk characteristics that vary according to the collateral type securing the loan and the terms and repayment sources for the loan.

         We will have the ability to originate some real estate loans for sale into the secondary market. We can limit our interest rate and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan.

         o Commercial Real Estate Loans. Commercial real estate loans will generally have terms of five years or less, although payments may be structured on a longer amortization basis. Inherent in commercial real estate loans' credit risk is the risk that the primary source of repayment, the operating commercial real estate company, will be insufficient to service the debt. If a real estate loan is in default, we also run the risk that a the value of a commercial real estate loan's secured real estate will decrease, and thereby be insufficient to satisfy the loan. To mitigate these risks, we will evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile. We will attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals. We will typically review all of the personal financial statements of the principal owners and require their personal guarantees. These reviews generally reveal secondary sources of payment and liquidity to support a loan request.

         o Construction and Development Real Estate Loans. We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own home. The term of construction and development loans will generally be limited to 18 months, although payments may be structured on a longer amortization basis. Most loans will mature and require payment in full upon the sale of the property. Construction and development loans generally carry a higher degree of risk than long term financing of existing properties. Repayment usually depends on the ultimate completion of the project within cost estimates and on the sale of the property. Specific risks include:

             o    cost overruns;
             o    mismanaged construction;
             o    inferior or improper construction techniques;
             o    economic changes or downturns during construction;
             o    a downturn in the real estate market;
             o    rising interest rates which may prevent sale of the property;
                  and
             o    failure to sell completed projects in a timely manner.

          We attempt to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages. We may also reduce risk by selling participations in larger loans to other institutions when possible.

         o Residential Real Estate Loans. These loans generally have longer terms up to 30 years. We offer fixed and adjustable rate mortgages, and we intend to sell some or all of the residential real estate loans that we generate in the secondary market. Inherent in residential real estate loans' credit risk is the risk that the primary source of repayment, the residential borrower, will be insufficient to service the debt. If a real estate loan is in default, we also run the risk that a the value of a residential real estate loan's secured real estate will decrease, and thereby be insufficient to satisfy the loan. To mitigate these risks, we will evaluate each borrower on an individual basis and attempt to determine its credit profile. By selling these loans in the secondary market, we can significantly reduce our exposure to credit risk because the loans will be underwritten through a third party agent without any recourse against the bank.

         Commercial Loans. The bank makes loans for commercial purposes in various lines of businesses. Equipment loans will typically be made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment. We will focus our efforts on commercial loans of less than $1,000,000. Working capital loans will typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and in other cases principal will typically be due at maturity. Trade letters of credit, standby letters of credit, and foreign exchange will be handled through a correspondent bank as agent for the bank. Commercial loans primarily have risk that the primary source of repayment, the borrowing business, will be insufficient to service the debt. Often this occurs as the result of changes in local economic conditions or in the industry in which the borrower operates which impact cash flow or collateral value.

         We expect to also offer small business loans utilizing government enhancements such as the Small Business Administration's 7(a) program and SBA's 504 programs. These loans will typically be partially guaranteed by the government which may help to reduce the bank's risk. Government guarantees of SBA loans will not exceed 80% of the loan value, and will generally be less.

         Consumer Loans. The bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit such as credit cards. Installment loans typically will carry balances of less than $50,000 and be amortized over periods up to 60 months. Consumer loans may be offered on a single maturity basis where a specific source of repayment is available. Revolving loan products will typically require monthly payments of interest and a portion of the principal. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they are often dependent on the borrower's employment status as the sole source of repayment and some of them are unsecured.

         We also offer home equity loans. Our underwriting criteria for and the risks associated with home equity loans and lines of credit will generally be the same as those for first mortgage loans. Home equity lines of credit will typically have terms of 15 years or less, will typically carry balances less than $125,000, and may extend up to 100% of the available equity of each property.

         Relative Risks of Loans. Each category of loan has a different level of credit risk. Real estate loans are generally safer than loans secured by other assets because the value of the underlying security, real estate, is generally ascertainable and does not fluctuate as much as some other assets. Certain real estate loans are less risky than others. Residential real estate loans are generally the least risky type of real estate loan, followed by commercial real estate loans and construction and development loans. Commercial loans, which can be secured by real estate or other assets, or which can be unsecured, are generally more risky than real estate loans, but less risky than consumer loans. Finally, consumer loans, which can also be secured by real estate or other assets, or which can also be unsecured, are generally considered to be the most risky of these categories of loans. Any type of loan which is unsecured is generally more risky that secured loans. These levels of risk are general in nature, and many factors including the creditworthiness of the borrower or the particular nature of the secured asset may cause any type of loan to be more or less risky than another.

         Allowance for Loan Losses. We maintain an allowance for loan losses, which we establish through a provision for loan losses charged against income. We will charge loans against this allowance when we believe that the collectibility of the principle is unlikely. The allowance will be an estimated amount that we believe will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. We anticipate that initially our allowance for loan losses will equal approximately 1% of the average outstanding balance of our loans. Over time, we will base the loan loss reserves on our evaluation of factors including; changes in the nature and volume of the loan portfolio, overall portfolio quality, and specific problem loans and commitments that may affect the borrower's ability to pay.

Deposit Services

         We offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates will be tailored to our principal market area at rates competitive to those offered in the Bulloch County area. In addition, we intend to offer certain retirement account services, including IRAs. We intend to solicit these accounts from individuals, businesses, and other organizations.

Other Banking Services

         We anticipate that the bank will offer other bank services including cash management services such as sweep accounts for commercial businesses. In addition, lines of credit, 24-hour telephone banking and PC/internet delivery are being considered for development. We offer safe deposit boxes, direct deposit of payroll and social security checks, U.S. Savings Bonds, travelers checks, and automatic drafts for various accounts. The bank is associated with the Honor and Cirrus ATM networks so that its customers may access their funds throughout the country. We believe that by being associated with a shared network of ATMs, we are better able to serve our clients and will be able to attract clients who are accustomed to the convenience of using ATMs, although we do not believe that maintaining this association will be critical to our success. We began offering these services shortly after opening the bank. We also plan to offer a debit card and credit card services through a correspondent bank as an agent for the bank. We do not expect the bank to exercise trust powers during its initial years of operation.

Market Share

         In 2001, deposits in Bulloch County exceeded $545 million. The average annual growth rate in deposits in Bulloch County over the last five years was approximately 2%. Based on this historical growth rate, the deposits in Bulloch County will grow to approximately $537 million by 2005. Our plan over the next five years is to reach an 11.6% market share with deposits in excess of $63 million. Of course, there can be no assurances that we will accomplish these objectives.

Employees

         Upon commencement of operations, the bank had approximately 15 full time employees. First Southern Bancorp, as the holding company for the bank, does not have any employees other than its officers, who are also bank employees.

                           SUPERVISION AND REGULATION

         We are subject to extensive state and federal banking laws and regulations which impose specific requirements or restrictions on, and provide for general regulatory oversight of, virtually all aspects of our operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Gramm-Leach-Bliley Act

         The Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999, was signed into law on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies that become financial holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities.

         The Act is intended, in part, to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on us. From time to time other changes are proposed to laws affecting the banking industry, and these changes could have a material effect on our business and prospects.

         The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution's own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing to the consumer.

First Southern Bancorp

         Because it owns the outstanding capital stock of the bank, First Southern Bancorp is a bank holding company under the federal Bank Holding Company Act of 1956 and the Financial Institutions Code of Georgia.

         The Bank Holding Company Act. Under the Bank Holding Company Act, First Southern Bancorp is subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require. Our activities at the bank and holding company level are limited to:

         o  banking and managing or controlling banks;
         o  furnishing services to or performing services for its subsidiaries;
            and
         o engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

         Investments, Control, and Activities. With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

         o  acquiring substantially all the assets of any bank;
         o acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or
         o  merging or consolidating with another bank holding company.

         In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either First Southern Bancorp has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

         Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

         o  making or servicing loans and certain types of leases;
         o  engaging in certain insurance and discount brokerage activities;
         o  performing certain data processing services;
         o acting in certain circumstances as a fiduciary or investment or financial adviser;
         o  owning savings associations; and
         o making investments in certain corporations or projects designed primarily to promote community welfare.

         The Federal Reserve Board imposes certain capital requirements on First Southern Bancorp under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations." Subject to its capital requirements and certain other restrictions, First Southern Bancorp is able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to First Southern Bancorp. Our ability to pay dividends will be subject to regulatory restrictions as described below in "The Bank - Dividends." First Southern Bancorp is also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws. As a bank holding company registered under the Financial Institutions Code of Georgia, we must provide the Georgia Department of Banking and Finance with information regarding the financial, management, and operation condition of First Southern Bancorp and First Southern National Bank.

         Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, First Southern Bancorp is expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which First Southern Bancorp might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

The Bank

         The bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency. Deposits in the bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules.

         The Office of the Comptroller of the Currency and the FDIC will regulate or monitor virtually all areas of the bank's operations, including:

         o    security devices and procedures;
         o    adequacy of capitalization and loss reserves;
         o    loans;
         o    investments;
         o    borrowings;
         o    deposits;
         o    mergers;
         o    issuances of securities;
         o    payment of dividends;
         o    interest rates payable on deposits;
         o    interest rates or fees chargeable on loans;
         o    establishment of branches;
         o    corporate reorganizations;
         o    maintenance of books and records; and
         o adequacy of staff training to carry on safe lending and deposit gathering practices.

         The Office of the Comptroller of the Currency requires the bank to maintain specified capital ratios and imposes limitations on the bank's aggregate investment in real estate, bank premises, and furniture and fixtures. The Office of the Comptroller of the Currency also requires the bank to prepare quarterly reports on the bank's financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

         Under the FDIC Improvement Act, all insured institutions must undergo regular on site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

         o    internal controls;
         o    information systems and audit systems;
         o    loan documentation;
         o    credit underwriting;
         o    interest rate risk exposure; and
         o    asset quality.

         National banks and their holding companies which have been chartered or registered or have undergone a change in control within the past two years or which have been deemed by the Office of the Comptroller of the Currency or the Federal Reserve Board to be troubled institutions must give the Office of the Comptroller of the Currency or the Federal Reserve Board 30 days prior notice of the appointment of any senior executive officer or director. Within the 30 day period, the Office of the Comptroller of the Currency or the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment.

         Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund and Savings Association Insurance Fund are maintained for commercial banks and savings associations with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. In 1993, the FDIC adopted a rule which establishes a risk-based deposit insurance premium system for all insured depository institutions. Under this system, until mid-1995 depository institutions paid to Bank Insurance Fund or Savings Association Insurance Fund from $0.23 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semiannual basis. Once the Bank Insurance Fund reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well-capitalized banks, eventually eliminating premiums for well-capitalized banks, with a minimum semiannual assessment of $1,000. However, in 1996 Congress enacted the Deposit Insurance Funds Act of 1996, which eliminated even this minimum assessment. It also separated the Financial Corporation assessment to service the interest on its bond obligations. The amount assessed on individual institutions, including the bank, by Financial Corporation assessment is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the bank's cost of funds, and we may not be able to pass these costs on to our customers.

         Transactions With Affiliates and Insiders. The bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank's capital and surplus and, as to all affiliates combined, to 20% of the bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

         The bank is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit
(i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

         Dividends. A national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

         Branching. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current Georgia law, the bank may open branch offices throughout Georgia with the prior approval of the Office of the Comptroller of the Currency. In addition, with prior regulatory approval, the bank will be able to acquire existing banking operations in Georgia. Furthermore, federal legislation has recently been passed which permits interstate branching. The new law permits out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks.

         Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the bank.

         Other Regulations. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

         o the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
         o the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
         o the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
         o the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

         o the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
         o the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the bank also are subject to:

         o the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
         o the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

         Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that either First Southern Bancorp or First Southern National Bank is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1% of risk-weighted assets.

         Under these guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

         The federal bank regulatory authorities have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

         The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Initially, we will qualify as "well capitalized."

         Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

         o  submit a capital restoration plan;
         o  raise additional capital;
         o  restrict their growth, deposit interest rates, and other activities;
         o  improve their management;
         o  eliminate management fees; or
         o  divest themselves of all or a part of their operations.

Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

         These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from the holding company may be necessary, which could impact our ability to pay dividends. Our capital levels will initially be more than adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time.

         The FDIC Improvement Act requires the federal banking regulators to revise the risk-based capital standards to provide for explicit consideration of interest-rate risk, concentration of credit risk, and the risks of untraditional activities. We are uncertain what effect these regulations would have.

         Failure to meet these capital requirements would mean that a bank would be required to develop and file a plan with its primary federal banking regulator describing the means and a schedule for achieving the minimum capital requirements. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.

         Enforcement Powers. The Financial Institution Reform Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain "institution-affiliated parties." Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies' power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

         Recent Legislative Developments. From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Some of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, what effect these would have.

         Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Item 2.  Description of Property

         Our main office is located at 201 South Main Street, Statesboro, Georgia 30458, in downtown Statesboro. The site is approximately two acres in size and the building will be approximately 14,000 square feet. We purchased this site for approximately $600,000 and construction of the building is expected to cost an additional $1,600,000. We opened the bank in a temporary bank facility on the site of the main office and anticipate completing construction of our main office in the fourth quarter of 2002.

         On February 5, 2002 we opened the bank for business. In our third year of operation, we also plan to open one additional branch located strategically in our service area. We believe that this branch will expand our market presence and provide additional convenience to our customers. We will need to obtain regulatory approval before we can open this branch. We believe that these facilities will adequately serve the bank's needs for its first five years of operation.

Item 3.    Legal Proceedings.

         None.

Item 4.    Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5.    Market for Common Equity and Related Stockholder Matters.

         Pursuant to Commission Rule 463, we are obligated to report on the use of proceeds from our initial public offering. The information provided below is given as of December 31, 2001, except as updated to reflect the completion of our initial public offering on January 31, 2002.

                  (1) Our registration statement on Form SB-2 (File No. 333-66734) was declared effective by the Commission on September 25, 2001.

                  (2)      The offering commenced on September 25, 2001.

                  (3) The offering closed on January 31, 2002 upon the sale of 919,547 shares the company had registered.

                  (4)      (i)      Our officers and directors sold our shares
                                    in the offering.

                          (ii)      Common stock was the only class of
                                    securities registered in the offering.

                          (iii) We also registered warrants for our common stock which we have granted to our organizers.

                           (iv) 1,000,000 shares of common stock were registered, of which 919,547 shares were sold. 495,333 warrants to purchase our common stock for $10.00 per share were also registered in the offering. We granted our organizers warrants to purchase a total of 193,875 (please note that the deregistration statement showed 195,475 being issued?) shares of common stock. On March 27, 2002, we deregistered the remaining 80,453 shares of common stock and 299,858 warrants that were registered but not sold in the offering.

                           (v)      The company incurred $70,500 in
                                    expenses in connection with the issuance and distribution of the common stock in the offering. All of these expenses were paid directly or indirectly to persons or entities other than directors, officers, persons owning 10% or more of the company's securities, or affiliates of the company.

                          (vi) The net proceeds to the company after deducting the total expenses described above were $9,124,970.

                         (vii) We raised $9,195,470 in our initial public offering. Through February 28, 2002, $6,700,000 of the net proceeds of the offering were invested in our subsidiary bank; $70,500 was used for organizational expenses of our company; and the remaining $2,424,970 was retained in the holding company for future working capital and capital expenditures. Of the $6,700,000 we invested in our subsidiary bank,

                                    $1,134,665 was used to repay indebtedness of the bank, which indebtedness included $604,500 used to purchase real estate, $69,403 used to purchase equipment and supplies, $460,027 used for organizational expenses, and $735 in other expenses. None of the net proceeds have been paid directly or indirectly to directors, officers, persons owning 10% or more of the company's securities, and affiliates of the company, except for salaries and consulting fees paid to officers of the company and the bank in the ordinary course of business.

                           (viii) The use of proceeds described above does not represent a material change from the use of proceeds disclosed in the prospectus for the offering.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation


         First Southern Bancorp ("First Southern") was incorporated in April 2001 and from that date until February 5, 2002 its principal activities have been related to its organization, the conducting of its initial public offering, and the pursuit of approvals from the Federal Reserve Bank to operate as a bank holding company, and approval from the Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation of its application to organize a national bank, First Southern National Bank, in Statesboro, Georgia.

         On January 31, 2002, First Southern concluded its offering in which it sold 919,547 shares of common stock at $10 per share which provided First Southern with $9,195,470 in capital. After receiving all applicable regulatory approvals and satisfying pre-opening examination procedures, First Southern infused $6,700,000 into the Bank for capital purposes, and opened for business to the public on February 5, 2002 in banking facilities located in downtown Statesboro, Georgia.

         Because First Southern has no operational history, any comparison of this period's financial reports with the comparable period of the preceding year would not be meaningful, and therefore we have omitted comparable amounts.

Financial Condition at December 31, 2001

         The total assets at December 31, 2001 were $7,869,635 principally composed of $7,088,830 in restricted cash, $659,705 in premises and equipment, and $69,472 in deferred offering expenses. These assets are funded by $1,180,037 in notes payable and $7,088,830 in subscribers' deposits (which are substantially restricted). Through December 31, 2001, First Southern has experienced a cumulative loss of $399,332.

Results of Operations

         First Southern's net loss was $399,332 for the year ended December 31, 2001, consisting principally of consulting fees of $114,266, salaries and employee benefits of $87,285, occupancy of $75,614, and other operating expenses of $53,768.

         No income tax benefit was provided for the tax effect of the net loss, as the recognition of this benefit depends heavily on future taxable income. For more information about the tax attributes of First Southern at December 31, 2001, see note 8 to the Audited Financial Statements.

Liquidity

         First Southern must maintain a certain portion of its assets in funds that are readily available to pay current liabilities. Cash and cash equivalents totaled $51,628 at December 31, 2001. For the year ended December 31, 2001, cash outflows from operations totaled $399,332, while outflows from investing activities totaled $729,177. For more detailed information about the cash sources and uses for the period ended December 31, 2001, see the Statement of Cash Flows included in the Company's audited financial statements provided in exhibit 13.1 to this Annual Report on Form 10-KSB.

Capital Resources

         Since First Southern has been in the organizational stage, funding has been provided by two lines of credit totaling $1,300,000. Advances from the line of credit outstanding at December 31, 2001 totaled $1,180,037.

Item 7.  Financial Statements

FIRST SOUTHERN BANCORP
Financial Statements
December 31, 2001
(with Independent Accountants' Report thereon)







               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors
First Southern Bancorp


We have audited the accompanying balance sheet of First Southern Bancorp as of December 31, 2001, and the related statements of operations, changes in stockholder's deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Southern Bancorp as of December 31, 2001 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



                                       /s/ PORTER KEADLE MOORE, LLP



Atlanta, Georgia
February 22, 2002



                             FIRST SOUTHERN BANCORP

                                  Balance Sheet

                                December 31, 2001

                                     Assets


Cash                                                                                                               $   51,628
Restricted cash                                                                                                     7,088,830
Premises and equipment, net                                                                                           659,705
Deferred offering expenses                                                                                             69,472
                                                                                                                  -----------

                                                                                                                   $7,869,635

                                                                    Liabilities and Stockholder's Deficit
Liabilities:
   Note payable - line of credit                                                                                   $1,180,037
   Subscribers' deposits                                                                                            7,088,830
                                                                                                                  -----------

         Total liabilities                                                                                          8,268,867
                                                                                                                  -----------

Commitments

Stockholder's deficit:
   Preferred stock, par value $.01, 10,000,000 shares authorized;
     no shares issued or outstanding                                                                                        -
   Common stock, par value $.01, 10,000,000 shares authorized;
     10 shares issued and outstanding                                                                                       -
   Additional paid-in capital                                                                                             100
   Accumulated deficit                                                                                               (399,332)
                                                                                                                  -----------

         Total stockholder's deficit                                                                                 (399,232)
                                                                                                                  -----------

                                                                                                                   $7,869,635
                                                                                                                  ===========


See accompanying notes to financial statements.

                             FIRST SOUTHERN BANCORP

                             Statement of Operations

                      For the Year Ended December 31, 2001



Expenses:
   Salaries and employee benefits                              $  87,285
   Consulting fees                                               114,266
   Application fees                                               23,000
   Interest                                                       19,122
   Occupancy                                                      75,614
    Legal                                                         26,277
   Other operating                                                53,768
                                                               ---------

        Net loss                                               $ 399,332
                                                               =========



See accompanying notes to financial statements.



                             FIRST SOUTHERN BANCORP

                  Statement of Changes in Stockholder's Deficit

                      For the Year Ended December 31, 2001




                                                                     Additional
                                   Preferred         Common          Paid-in        Accumulated
                                    Stock            Stock           Capital          Deficit            Total
                                 -----------       ---------      -------------   --------------     ------------
Issuance of  common stock
    to organizer                $          -              -                100                -              100

Net loss                                   -              -                  -         (399,332)        (399,332)
                                 -----------     ----------       ------------     ------------    -------------

Balance, December 31, 2001      $          -              -                100         (399,332)        (399,232)
                                 ===========     ==========       ============     ============    =============




See accompanying notes to financial statements.

                             FIRST SOUTHERN BANCORP

                             Statement of Cash Flows

                      For the Year Ended December 31, 2001


Cash flows used in operating activities, consisting of
   net loss                                                     $   (399,332)
                                                                  ----------

Cash flows from investing activities:
   Purchase of premises and equipment                               (659,705)
   Payments for deferred offering expenses                           (69,472)
                                                                  ----------

                Net cash used in investing activities               (729,177)
                                                                  ----------

Cash flows from financing activities:
   Proceeds from note payable                                      1,180,037
   Proceeds from issuance of common stock                                100
                                                                 -----------

                Net cash provided by financing activities          1,180,137
                                                                 -----------

Net increase in cash                                                  51,628

Cash at beginning of period                                                -
                                                                 -----------

Cash at end of period                                          $      51,628
                                                                 ===========

Supplemental disclosure of cash flow information:
   Interest paid                                               $      19,122
                                                                 ===========

Supplemental disclosure of noncash investing and
   financing activities - increase in restricted cash
   and subscribers' deposits                                   $   7,088,830
                                                                 ===========



See accompanying notes to financial statements.

                             FIRST SOUTHERN BANCORP

                          Notes to Financial Statements

(1)   Organization
      First Southern Bancorp (the "Company") was incorporated for the purpose of becoming a bank holding company. The Company received regulatory approval from the Federal Reserve Bank on December 14, 2001, and acquired 100% of the outstanding common stock of First Southern National Bank (the "Bank") on February 5, 2002.

      The organizers of the Company and the Bank filed a joint application to charter the Bank with the Office of the Comptroller of Currency ("OCC") and the Federal Deposit Insurance Corporation on May 1, 2001. They received preliminary approval on August 31, 2001, raised the necessary capital through the Company's initial offering, and opened the Bank for business on February 5, 2002. The Bank operates in the Statesboro and Bulloch County, Georgia area.

      The Company raised $9,195,470 through an offering of its common stock at $10 per share, of which $6,700,000 was used to capitalize the Bank. The organizers and directors purchased $3,857,500 of the Company's stock.

      In connection with the Company's formation and initial offering, warrants were issued to the organizing stockholders. The warrants allow each holder to purchase one additional share of common stock for each two shares purchased in connection with the initial offering and are exercisable on each of the five succeeding anniversaries of the date of opening of the Bank (February 5, 2002) at the initial offering price of $10 per share. These warrants expire ten years after the date of grant.

(2)   Summary of Significant Accounting Policies
      Premises and Equipment
      Premises and equipment are stated at cost less accumulated depreciation. Major additions and improvements are charged to the asset accounts while maintenance and repairs that do not improve or extend the useful lives of the assets are expensed currently. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is reflected in earnings for the period.

      Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ for those estimates.

      Organization Costs
      Costs incurred for the organization of the Company and the Bank (consisting principally of legal, accounting, consulting and incorporation fees) are being expensed as incurred.

      Deferred Offering Expenses
      Costs incurred in connection with the stock offering, consisting of direct, incremental costs of the offering, are being deferred and will be offset against the proceeds of the stock sale as a charge to additional paid-in capital.

      Pre-Opening expenses
      Costs incurred for overhead and other operating expenses are included in the current period's operating results.

      Proforma Net Loss Per Common Share
      Proforma net loss per common share is calculated by dividing net loss by the actual number (919,547) of common shares which were sold in the initial offering as if these shares had been outstanding the entire period, as prescribed in Staff Accounting Bulletin Topic 1:B. The proforma net loss per share for the year ended December 31, 2001 was $.43 per share.

                             FIRST SOUTHERN BANCORP

                          Notes to Financial Statements

(2)   Summary of Significant Accounting Policies, continued
      Income Taxes
      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

(3)   Restricted Cash and Subscribers' Deposits
      Restricted cash of $7,088,830 at December 31, 2001 consists of cash and U.S. agency notes and represents amounts deposited by the Company in connection with its initial offering. Subscribers' deposits represent amounts deposited with the Company by potential common stockholders. Additional amounts were deposited subsequent to December 31, 2001, which created total receipts from the offering of $9,195,470. Upon receipt of final approval from the OCC, on February 5, 2002, the Company issued the respective shares and invested $6,700,000 into the Bank for its initial capitalization.

(4)   Premises and Equipment
      Premises and equipment at December 31, 2001 are summarized as follows:

                  Land                                         $ 604,500
                  Furniture, fixtures and equipment               55,205
                                                                --------

                                                               $ 659,705
(5)   Line of Credit
      Organization, offering and pre-opening costs incurred prior to the opening for business were funded under a $1,100,000 line of credit, and a $200,000 line of credit. The terms of the lines of credit, which were guaranteed by the organizers, included interest calculated at three-quarters of one percent below the prime interest rate.

(6)   Commitments and Related Party Transactions
      The Company has entered into employment agreements with its President and Chief Executive Officer, its Chief Financial Officer and its Chief Credit Officer, providing for initial terms of three years. The agreements provide for base salaries, incentive bonuses based on the Company's performance, stock options, and other perquisites commensurate with their employment.

      The Company has reserved a total of 192,875 shares for issuance in connection with the warrants issued to organizers, and 137,770 shares for issuance of options under an employee incentive stock option plan. In relation to certain agreements with its executive officers and Chairman of the Board, the Company has committed to issue 91,816 options as part of a Company Stock Option Plan. The Plan will be presented for approval at the annual shareholders' meeting.

(7)   Preferred Stock
      Shares of preferred stock may be issued from time to time in one or more series as established by resolution of the Board of Directors of the Company. Each resolution shall include the number of shares issued, preferences, special rights and limitations as determined by the Board.

                             FIRST SOUTHERN BANCORP

(8)   Income Taxes
      At December 31, 2001, the Company had a net operating loss carryforward for tax purposes of $17,349 which will expire in 2019, if not previously utilized. No income tax expense or benefit was recorded for the period ended December 31, 2001, due to this loss carryforward.

      The following summarizes the sources and expected tax consequences of future taxable deductions which comprise the net deferred taxes at December 31, 2001:

           Deferred tax assets:
             Pre-opening expenses                                   $ 144,480
             Operating loss carryforwards                               6,593
                                                                     --------

                Total gross deferred tax assets                       151,072
                Less valuation allowance                             (151,072)
                                                                     --------

                Net deferred taxes                                  $       -
                                                                    =========

      The future tax consequences of the differences between the financial reporting and tax basis of the Company's assets and liabilities resulted in a net deferred tax asset. A valuation allowance was established for the net deferred tax asset, as the realization of these deferred tax assets is dependent on future taxable income.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


         None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The following sets forth certain information regarding First Southern Bancorp's executive officers and directors as of March 25, 2002. Our articles of incorporation provide for a classified board of directors, so that, as nearly as possible, one-third of the directors are elected each year to serve three-year terms. The terms of office of the classes of directors expire as follows: Class I at the 2002 annual meeting of shareholders, Class II at the 2003 annual meeting of shareholders, and Class III at the 2004 annual meeting of shareholders. Our executive officers serve at the discretion of our board of directors.

Name                              Age          Position
----                              ---          --------

Michael R. Anderson               37           Class II Director
Christopher T. Cliett             41           Chief Credit Officer
F. Thomas David                   52           Class I Director, President, and
                                               Chief Executive Officer
Charles A. Deal                   61           Class II Director
Charles R. Fennell, Jr.           33           Chief Financial Officer
William I. Griffis                55           Class I Director
Tracy D. Ham                      38           Class III Director
James A. High                     55           Class II Director
W. Pratt Hill, III                52           Class III Director
Michael R. Kennedy                61           Class II Director
R. Whitman Lord                   49           Class I Director
Laura T. Marsh                    31           Class I Director
Jeffrey D. Pope                   39           Class I Director
Ronnie J. Pope                    58           Class III Director
Hudson J. Powell, Sr.             48           Class II Director
Lamar O. Reddick                  62           Class III Director
Devra P. Walker                   41           Class II Director
L. Anthony Waters, III            43           Class III Director

         Mike Anderson, Class II director since our inception in April 2001, is a Bulloch County native. For the past 10 years, he has served as the President of Bulloch Fertilizer Company, Inc., a company which supplies fertilizer and farm supplies to persons involved in agricultural businesses in Bulloch and surrounding counties. Mr. Anderson graduated from the University of Georgia in 1988 with a B.S.A. in Agricultural Economics and a B.B.A. in Finance. Mr. Anderson presently serves on the Board of Directors of the Development Authority of Bulloch County and on the Board of Directors of Excelsior Electric Membership Corporation. He is the Past President of the Statesboro/Bulloch County Chamber of Commerce and is a past member of the Board of Directors of Bulloch Academy. Mr. Anderson is also an active member of the Statesboro Rotary Club and First Baptist Church of Statesboro.

         Christopher T. Cliett, Organizer, is the Senior Vice President and Chief Credit Officer of First Southern Bancorp and First Southern National Bank. He has over 18 years of banking experience, most recently serving as City President of BB&T Swainsboro, Georgia from November 1994 until June 2001. During his employment with BB&T, Mr. Cliett was responsible for loan portfolio management, asset and liability management, and the overall performance of the office. Prior to employment with BB&T, he was employed by Bank South, Macon from May 1996 until November 1994 in numerous operational, management, and lending capacities. Prior to employment with Bank South, Macon, he was employed by the Farm Credit Service in Vidalia, Georgia from March 1983 until May 1986 in numerous operational, management, and lending capacities.

         Mr. Cliett graduated from the University of Georgia in 1983 with a Bachelor of Science in Agricultural Economics degree. He is also a graduate of the Louisiana State University Bankers School of the South and the Georgia Banking School. Mr. Cliett served as a director of the Emanuel County Chamber of Commerce, Trustee of the East Georgia College Foundation, and he is also a Past Chairman of the Emanuel County United Way. Mr. Cliett has also been involved in many civic organizations and work with many youth sports programs as a coach. Mr. Cliett is a member of the Holy Family Catholic Church of Metter, Georgia.

         F. Thomas David, Class I director since our inception in April 2001, is the Chief Executive Officer and President of First Southern Bancorp and the First Southern National Bank. He has over 25 years of banking experience with Synovus Financial Corp. where he retired from Sea Island Bank in 1997. He served as Vice Chairman of Sea Island Bank in Statesboro from 1993 until 1996 and was President from 1996 until his retirement in December of 1997. From 1972 until 1993, he was employed with Columbus Bank & Trust Company, beginning as a Management Associate and spending his career in lending and sales. In 1984, he was appointed Executive Vice President over all Retail and Commercial Banking Operations, which included all areas of the bank except Trust and Finance. His responsibilities included the supervision and oversight of the bank's corporate banking, correspondent and affiliate banking, marketing, commercial lending, loan administration, branch operations and credit cards. During his career, Mr. David has served on the Board of Directors of six different banks.

         Mr. David graduated from the University of Georgia in 1972 with a Bachelor of Business Administration degree. He is also a graduate of the Louisiana State University Bankers School of the South and was an instructor of the Georgia Bankers Association Commercial Lending School. Mr. David presently serves on the Board of Trustees of Georgia Southern University Foundation and the Ogeechee Technical College Foundation. He is the Chairman of the Board of East Georgia Regional Medical Center, serves as a governing Board member of Ogeechee Technical College, and is on the Board of the Rotary Club of Statesboro. Mr. David is the immediate Past President and founder of the Technical College Foundation Association of Georgia, a statewide organization. Mr. David is a recipient of the Deen Day Smith Service to Mankind Award and is an active member of the First United Methodist Church of Statesboro, where he serves on the Staff/Parish Committee and is an Alpha Team coordinator. He is a past member of the church's Administrative Board and Finance Committee.

         Charles A. Deal, Class II director since our inception in April 2001, is a lifelong resident of Bulloch County, Georgia. Since 1973, Mr. Deal has owned and operated a livestock feed business and is presently owner and senior partner of Cross Creek Farms, an agricultural family partnership. Mr. Deal was instrumental in organizing Bulloch Gin, Inc., a large cotton gin, and serves as a charter member of its Board of Directors. Mr. Deal also helped organize and presently serves as the charter Vice President of FiberMax Cotton Association, a national cotton marketing cooperative. For the past five years, Mr. Deal has served as a director for Coastal Conservation of Georgia and on the Bulloch County Zoning Board. He has been an active member in numerous civic organizations and has served as President of the Bulloch County Farm Bureau, President of the Bulloch County Livestock Association, Charter President of Bulloch County Young Farmers and director of State of Georgia Young Farmers Association. He has also served on the Board of Trustees for Pinewood Christian Academy, on the Board of the Bulloch County Twenty-Year Land Use Planning Commission and advisor for the Bulloch County-Statesboro Chamber of Commerce Agri-Business Committee. Mr. Deal attended Georgia Southern College. Mr. Deal has been married for 41 years and has four children and 10 grandchildren. He has been a member of the Nevils United Methodist Church for 42 years where he has served as Chairman of the Administrative Board, Chairman of Trustees and Sunday School Superintendent. Mr. Deal was selected as State of Georgia Young Farmer of the Year in 1971, Bulloch County Farmer of the Year in 1971, and Bulloch County Farm Family of the Year in 1989.

         Charles R. ("Bo") Fennell, Jr., is the Chief Financial Officer of First Southern Bancorp and First Southern National Bank. Mr. Fennell graduated Statesboro High School in 1987 with honors and graduated Georgia Southern University in 1992 with a BBA in public accounting. While at Georgia Southern, Mr. Fennell was the captain of the golf team in 1990 - 1991 and was an All-American in 1990. After college, he played professional golf until 1995. From 1996 until 2001 he was with Eagle Bank and Trust, where he most recently served as its Chief Financial Officer. Mr. Fennell remains active in the community where he has worked with the Georgia Southern Boosters, Statesboro High School Boosters, the GSU golf committee (chairman), Relay for Life, the Community Bankers Association Leadership Division, and First Baptist Church.

         William I. Griffis, CPA, CSRP, Class I director and Chairman of the Board since our inception in April 2001, is a private investor, financial consultant, and he is also Director of Development at Georgia Southern University. Mr. Griffis is a Certified Public Accountant, Certified Specialist in Retirement Planning and a Registered Investment Advisor. In 1998, Mr. Griffis retired as President and Chief Executive Officer from the T.J. Morris Company following 25 years of service. He graduated in 1969 from Georgia Southern University with a BBA in Accounting and received the Georgia Southern University College of Business Alumnus of the Year Award in 1993. Mr. Griffis has served as the President of the Statesboro Rotary Club, President of Forest Heights Country Club, President of the Georgia Wholesale Grocers Association, Chairman of the Georgia Food Industry Association, President of the Georgia Southern University National Alumni Association, Chairman of the Georgia Southern University Athletic Boosters Association, and Vice President and executive member of the local Chamber of Commerce. Mr. Griffis is also a past member of the Board of Directors of Habitat for Humanity and currently works with the local Habitat Home Shop. He also serves as Chairman of the Schenkel EZ/Go Collegiate Golf Invitational, one of the top collegiate golf tournaments in the country. Mr. Griffis attends First Baptist Church of Statesboro.

         Tracy D. Ham, Class III director since our inception in April 2001, is a sports agent for the National Football League and a high school athletic coach. Since 1994, Mr. Ham has served as the President of Hambone Enterprises, a marketing firm. Since 1995, Mr. Ham has also served as the Vice President of TNT Enterprises, an entity specializing in the ownership, development and management of commercial property. In 1986, Mr. Ham received a Bachelor of Science degree in Recreation from Georgia Southern University. In 1985 and 1986, Mr. Ham served as quarterback of Georgia Southern University's two-time National Championship collegiate football team. He played professional football in the Canadian Football League (CFL) from 1987 until 1999. During his time in the CFL, Mr. Ham was a member of the CFL Players' Association from 1992 until 1999 and was a member of the CFL Pension Board from 1994 until 1999. Mr. Ham donates his time to several charitable organizations, including the Children's Hospital in Macon, Georgia, Bethesda Home for Boys in Savannah, Georgia, the Special Olympics, and the March of Dimes. Mr. Ham is a member of the Whitesville Full Gospel Baptist Church where he serves as a deacon, teacher, and member of the church Financial Committee.

         James A. High, D.D.S., Class II director since our inception in April 2001, has been in the private practice of orthodontics in Statesboro since 1975. He graduated from Emory University as a member of the class of 1968 with a B.S. in Biology and received his D.D.S. degree from Emory University School of Dentistry in 1971. After two years in the private practice of general dentistry in Millen, Georgia, he entered the orthodontic residency program at Medical College of Georgia where he received his orthodontic training from 1973 until 1975. Dr. High is active in local, state and national dental and orthodontic organizations and is board certified in the specialty of orthodontics. At the Medical College of Georgia School of Dentistry, where he has taught part time since 1987, he holds the rank of Assistant Clinical Professor of Orthodontics. Dr. High is Past President of the Statesboro Rotary Club and is a 1990 recipient of the Deen Day Smith Service to Mankind Award. Dr. High is active in numerous civic and community affairs and is a member of Statesboro United Methodist Church where he serves as a lay liturgist, Sunday School teacher, member of Methodist Men, and promoter of the Alpha program. He is a member of the Schenkel EZ/Go Collegiate Golf Invitational Tournament Committee and he is also a part of the Dayspring Emmaus Community.

         Walker Pratt Hill, III, Class III director since our inception in April 2001, is a partner in the insurance agencies Lee, Hill & Johnston in Statesboro and Lee, Hill & Rowe in Savannah, Georgia. From 1973 until 1980, Mr. Hill worked with the C & S National Bank in Savannah. Mr. Hill was then employed by First Bulloch Bank & Trust Co. in Statesboro from 1980 until 1982, prior to entering the insurance business. Mr. Hill is a 1972 graduate of Georgia Southern College and attended Banking School at the University of Oklahoma. Mr. Hill served as a founding member and Past President of Joseph's Home for Boys in Statesboro and has also been an active member of the Red Cross Board of Directors, the Bulloch County Chamber of Commerce, the Georgia Chamber of Commerce, and the Statesboro Rotary Club. He is a Past President of Forest Heights Country Club and has served on the club's board for the past 10 years. Mr. Hill is past Chairman of the Statesboro High School Capital Fund Drive and is a member of the Statesboro High School Hall of Fame. Mr. Hill is currently a member of the Sigma Chi Alumni Association and serves on the Board of Directors for the Georgia Southern University Athletic Boosters and the Schenkel E-Z/Go Collegiate Golf Invitational Tournament. He attends St. Matthew's Catholic Church in Statesboro.

         Michael R. Kennedy, Class II director since our inception in April 2001, has served for the last 20 years as President of Kennedy Industries, Inc., a multi-faceted masonry supply and trucking company with ownership interests in 12 ready-mixed concrete plants. Mr. Kennedy is past president of the Georgia Concrete and Products Association and served as chairman of the Southeastern United States Promotion Committee for the National Ready Mixed Concrete Association. Mr. Kennedy attended Emory at Oxford College and graduated from Georgia Southern College in 1963. He has been an active member and has served on the Board of Directors of the Rotary Club of Statesboro, Statesboro-Bulloch County Chamber of Commerce, Forest Heights Country Club, Southeast Georgia United Way, Homebound Services, Bulloch Academy, Georgia Southern University Foundation, Georgia Southern University Boosters, and the Statesboro Georgia Southern Symphony Association. Mr. Kennedy has also served on the advisory boards of Georgia Southern University's College of Science and Technology, Department of Building and Construction Technology, and Georgia Southern University's Botanical Garden. He has also served on the board of trustees for Ogeechee Technical College. He is a member and elected elder of the First Presbyterian Church of Statesboro.

         R. Whitman Lord, O.D., Class I director since our inception in April 2001, is an optometrist and President of Lord Eye Centers, Inc., a five-location optometric/optical business with locations in Statesboro, Savannah, Rincon and Brunswick, Georgia. Lord Eye Centers, Inc. is the largest privately held business in the optometric/optical field in the State of Georgia and has been in operation since 1978. Dr. Lord serves on the editorial board of "Optometric Management Magazine," the nation's most widely read optometric business publication, and is on advisory panels to some of the nation's largest contact lens manufacturers. He has served on the Georgia State Board of Examiners in Optometry since being appointed by Governor Zell Miller in 1992. He was a principal in Peach State Eye Care, LLC, formerly known as Southern States Eye Care, LLC, a limited liability company based in Atlanta that contracted with HMO's for vision care for covered lives. At the time the company sold substantially all of its assets in April of 2000, Peach State Eye Care, LLC, had contracts covering more than 400,000 persons. Dr. Lord is a member of the Statesboro Rotary Club and the Chatham Club in Savannah. He is a member of First United Methodist Church of Statesboro.

         Laura Taulbee Marsh, Class I director since our inception in April 2001, is a partner with the law firm of Franklin, Taulbee, Rushing, Snipes & Marsh, P.C., in Statesboro, Georgia. She is admitted to practice law in the State of Georgia and the State of New York. She graduated from Florida State University in 1992 with a Bachelor of Science degree in Finance. In 1995, Mrs. Marsh obtained her juris doctorate degree, magna cum laude, from the University of Georgia School of Law, where she served on the Editorial Board of the Georgia Law Review and was a member of the school's championship Intrastate and National Moot Court Teams. She was also a member of the Moot Court Executive Board, Order of the Coif, Order of Barristers, Phi Kappa Phi, and Blue Key. Prior to returning to Statesboro in 1998, Mrs. Marsh was employed from 1995 until 1997 as a corporate attorney specializing in mergers and acquisitions with the New York City law firm of Sullivan & Cromwell. She then spent a year as an investment banker and counsel to the capital markets trading group at Lehman Brothers Inc. in New York. Mrs. Marsh is a member of First United Methodist Church of Statesboro and a board member and fundraising chairman of the Statesboro Service League. She was a 2000 recipient of the Deen Day Smith Service to Mankind Award, is a member of the local alumni chapter of Delta Delta Delta and currently serves on the board of directors for the local chapter of the American Heart Association. Mrs. Marsh is a founding director of The Boys & Girls Club of Bulloch County, Inc.

         Jeffrey D. Pope, Class I director since our inception in April 2001, is President and co-owner of Pope Construction Co., Inc., a general contracting firm engaged in commercial construction and having its principal place of business in Statesboro. Mr. Pope graduated from Georgia Southern University in 1985 with a Bachelor of Science degree in Civil Engineering Technology. From 1988 until 1997, Mr. Pope served as Vice President of Pope Construction Co., Inc., prior to his appointment to President in 1997. As an officer of Pope Construction Co., Inc., he has been involved in numerous real estate development projects including the development of retail, office, industrial, educational, and religious facilities. Mr. Pope has served on the Georgia Southern University advisory board for the Department of Building and Construction Technology and serves on several state and local game and fish boards. Mr. Pope is also a youth softball coach. Jeffrey D. Pope is the nephew of one of our directors, Ronnie J. Pope.

         Ronnie J. Pope, Class III director since our inception in April 2001, established R.J. Pope Traditional Menswear, Inc. and Cobblers Bench, Inc. in 1978. Mr. Pope presently serves as President of both corporations, which engage in the operation of retail specialty stores. Mr. Pope has served as President of the Georgia Southern University Athletic Boosters Association, President of the Downtown Merchants Association, and President of Bulloch Academy Boosters Club. He has served as a member of the Georgia Southern University Foundation Board, the Statesboro-Bulloch County Recreation Department, the Statesboro Downtown Development Authority, the Statesboro/Bulloch County Chamber of Commerce, the Board of Trustees of Bulloch Academy, and an officer of the Statesboro High School Quarterback Club. Mr. Pope is an active supporter of youth sports and serves as both a coach and sponsor. He is also a participant in the Statesboro-Bulloch County Empty Stocking Drive. Mr. Pope is a member of Pittman Park United Methodist Church, where he formerly served as Chairman of the Pastor-Parish Relations Committee and presently serves on the Finance Committee. Ronnie J. Pope is the uncle of one of our directors, Jeffrey D. Pope.

         Hudson J. Powell, Sr., D.M.D., Class II director since our inception in April 2001, has been engaged in the private practice of general dentistry in Statesboro for the past 23 years. Dr. Powell is a lifelong resident of Bulloch County. He graduated magna cum laude from Georgia Southern College in 1975, with a B.S. in Biology. Dr. Powell was a member of Phi Delta Theta fraternity and, in 1975, was named Greek Man of the Year by the G.S.C. Interfraternity Council. In 1978, Dr. Powell was awarded his Doctorate of Medicine in Dentistry from the Medical College of Georgia School of Dentistry. During his senior year, he received the International College of Dentists Award. Dr. Powell is a member of the American Dental Association and various other local, state, and national dental groups. He has served as a delegate to the Georgia Dental Association from the Southeastern District Dental Society. In 1992, Dr. Powell was selected as a member of the Georgia Academy of Dental Practice and now serves on its Executive Board of Directors. He is actively involved in the Statesboro United Methodist Church, where he has held several leadership positions including Chairman of the Administrative Board. He has also attended the Dayspring Emmaus Community. Dr. Powell is also active in several local civic and community groups, as a member of the Statesboro Rotary Club and the Bulloch County/Statesboro Chamber of Commerce. He served on the Executive Board of Georgia Southern University Athletic Boosters. Dr. Powell has served as Co-Chairman of the Statesboro High School Academic Booster Club and is currently Vice President of the Statesboro High School Athletic Booster Club. In 1992, he was selected for the Statesboro High School Athletic Hall of Fame. Mr. Powell is the brother-in-law of one of our directors, L. Anthony Waters, III.

         Lamar O. Reddick, Class III director since our inception in April 2001, has been the owner of Lamar O. Reddick & Associates, a land surveying firm, since 1963. Mr. Reddick is a registered land surveyor in Georgia and South Carolina. He has extensive real estate experience and holds an interest in several real estate properties in Statesboro and Bulloch County. Mr. Reddick graduated from Southern Technical Institute in 1960 with a degree in Civil Engineering Technology. He has been elected County Surveyor every term since 1965. Mr. Reddick has been active in numerous business and civic activities, having served as State President of the Surveying and Mapping Society of Georgia and President of the Statesboro Rotary Club. Mr. Reddick in an active member of the Statesboro Rotary Club, the Statesboro Homebuilder's Association, the Statesboro/Bulloch County Chamber of Commerce, Georgia Southern University Athletic Boosters, the Surveying and Mapping Society of Georgia, the American Congress on Surveying and Mapping, the National Association of County Surveyors, the National Society of Professional Surveyors, and 1906 Society of Georgia Southern University. He is a recipient of the Deen Day Smith Service to Mankind Award and is an active member of Pittman Park United Methodist Church, where he has served on several committees, including most recently as Chairman of the Administrative Board.

         Devra P. Walker, CPA, Class II director since our inception in April 2001, is co-owner of Walker Pharmacy & Gift Shop, Little Doses Children's Wear, The Wash Room, and The Triple Play Cafe, LLC in Statesboro. In 1983, Mrs. Walker graduated from the University of Georgia, summa cum laude, with a Bachelor of Business Administration degree in Accounting. She received her Master of Accountancy degree with an emphasis in taxation from the University of Georgia in 1984, and was awarded the Tax Research Award. Mrs. Walker is a Certified Public Accountant and practiced with the accounting firm of Dabbs, Hickman, Hill & Cannon from 1984 until 1993, where she was a tax manager. From 1993 until the present time, she has worked with her husband in the operation of Walker Pharmacy & Gift Shop, Little Doses Children's Wear, The Wash Room, and The Triple Play Cafe, LLC, and handles the financial and purchasing aspects of all four businesses. She is Past President of the Southeast Georgia Chapter of the Georgia Society of Certified Public Accountants, and is a member of the American Institute of CPAs and the Georgia Society of CPAs. She serves on the board of the Ogeechee Soccer League and is the treasurer of the local Delta Delta Delta alumni chapter. She is a member of the Statesboro Service League and is involved in numerous school, community, and civic organizations. Mrs. Walker is an active member of the Statesboro Primitive Baptist Church.

         L. Anthony Waters, III, Class III director since our inception in April 2001, is a Bulloch County native and co-owner of L.A. Waters Furniture Co., Inc., a 67 year old furniture retailer with two retail stores in Statesboro. L.A. Waters Furniture Co., Inc. also operates seven furniture and appliance rental stores in south Georgia doing business under the name Rentown. Mr. Waters is a partner in Waters Properties, LLP and L.A. Waters Partnership, LLP, respectively, both of which are Georgia limited liability partnerships which own and lease residential, farm, and commercial property. Mr. Waters is presently Chairman of the Board and Past President of the Georgia Home Furnishing Association. Mr. Waters is also a member of the Board of Directors of the Georgia Retail Association and was recently named as the 2000-2001 Georgia Retailer of the Year. Mr. Waters is a graduate of Georgia Southern University where he received a BBA degree in Accounting in 1982. He is very active in community affairs and serves on the Board of Trustees of the Georgia Southern University Foundation and the Statesboro Regional Library. In addition, Mr. Waters is a member and former Director of the Statesboro Rotary Club and the Statesboro/Bulloch County Chamber of Commerce. Mr. Waters is an active member of the First United Methodist Church of Statesboro where he serves on the Administrative Board, the church's Financial Committee, and as a lay liturgist. Mr. Waters is the brother-in-law of one of our directors, Hudson J. Powell, Sr.

Item 10.  Executive Compensation

         The following table shows the cash compensation we paid to our Chief Executive Officer and President for the year ended December 2001. None of our other executives earned total annual compensation, including salary and bonus, in excess of $100,000 in 2001.
                                                                   Other Annual
Name and principal position         Year     Salary    Bonus      Compensation
---------------------------         ----     ------    -----      ------------

F. Thomas David                     2001     $  --       --              --
     President and Chief
     Executive Officer of the
     Company and the Bank (1)

(1) We paid a company wholly owned by our President and Chief Executive Officer, F. Thomas David, to provide consulting and organizational services $72,000 in 2001. Please see Item 12 - "Consulting Agreement" for a discussion of this agreement.

Employment Agreements

         F. Thomas David We entered into an employment agreement with F. Thomas David for a three-year term which is extended automatically at the end of each year for an additional year so that the remaining term continues to be three years, pursuant to which he serves as the president, chief executive officer, and a director of both our company and our subsidiary bank. Mr. David is paid an initial salary of $115,200, plus his yearly medical insurance premium. He shall receive an annual increase in his salary equal to the previous year's salary times the increase in the Consumer Price Index during the previous year. The board of directors may increase Mr. David's salary above this level, but not below it. He is entitled to receive an annual bonus of up to 5% of the net pre-tax income of our bank, if the bank meets performance goals set by the board. He will be eligible to participate in any management incentive program of the bank or any long-term equity incentive program and will be eligible for grants of stock options and other awards thereunder. As soon as an appropriate stock option plan is adopted by the company, Mr. David will be granted options to purchase a number of shares of common stock equal to 5% of the number of shares sold in this offering, or 45,922 shares. These options will vest over a five-year period beginning on the first anniversary of our bank's opening date of February 5, 2002 and will have a term of ten years. Additionally, Mr. David will participate in the bank's retirement, welfare, and other benefit programs and is entitled to a life insurance policy and an accident liability policy and reimbursement for automobile expenses, club dues, and travel and business expenses.

         Mr. David's employment agreement also provides that following termination of his employment and for a period of 24 months thereafter, he may not (a) compete with the company, the bank, or any of its affiliates by, directly or indirectly, forming, serving as an organizer, director or officer of, or consultant to, or acquiring or maintaining more than 1% passive investment in, a depository financial institution or holding company thereof if such depository institution or holding company has one or more offices or branches within radius of thirty miles from the main office of the company or any branch office of the company, (b) solicit major customers of the bank for the purpose of providing financial services, or (c) solicit employees of the bank for employment. If Mr. David terminates his employment for good cause as that term is defined in the employment agreement or if he is terminated following a change in control of the bank as defined in the agreement, he will be entitled to severance compensation of his then current monthly salary for a period of 24 months, plus accrued bonus, and all outstanding options and incentives shall vest immediately.

Director Compensation

         We do not intend to pay our directors fees until the bank is profitable. However, following completion of our initial public offering in February 2002, we granted an option to our Chairman of the Board, William I. Griffis, to purchase 9,195 shares of common stock. This option will has an exercise price of $10.00 per share and will vest equally over a five year period. We also reserve the right to pay our directors' fees or compensate them through other means such as stock options.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table shows how much of our common stock is owned by the directors, certain executive officers, and owners of more than 5% of the outstanding common stock, as of March 15, 2002. In addition, each organizer received a warrant to purchase one share of common stock at a purchase price of $10.00 per share for every two shares purchased by that organizer in the offering, or 193,875 shares. The warrants, which will be represented by separate warrant agreements, will vest over a three year period beginning one year from the date of completion of the offering and will be exercisable in whole or in part during the ten year period following that date.



                                                  Amount and Nature of           Percentage of
       Name                                     Beneficial Ownership(1)              Class
       ----                                     ----------------------           -------------

       Michael R. Anderson                                10,300                     1.12%
       Christopher T. Cliett                              25,020                     2.72%
       F. Thomas David                                    50,100                     5.45%
       Charles A. Deal                                    22,500                     2.45%
       Bo Fennell                                          2,000                          *%
       William I. Griffis                                 25,000                     2.72%
       Tracy D. Ham                                       10,750                     1.17%
       James A. High                                      12,500                     1.36%
       W. Pratt Hill, III                                 25,000                     2.72%
       Michael R. Kennedy                                 12,500                     1.36%
       R. Whitman Lord                                    40,000                     4.35%
       Laura T. Marsh                                      8,000                          *%
       Jeffrey D. Pope                                    67,000                     7.29%
       Ronnie J. Pope                                     27,500                     2.99%
       Hudson J. Powell, Sr.                              10,000                     1.09%
       Lamar O. Reddick                                   13,500                     1.47%
       Devra P. Walker                                    10,500                     1.14%
       L. Anthony Waters, III                             16,400                     1.78%

       All directors and executive officers
       as a group (18 persons)                           388,570                    42.26%

* Indicates less than 1% ownership

(1)      Includes shares for which the named person:
o        has sole voting and investment power,
o has shared voting and investment power with a spouse or other person, or
o holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.

The table does not include shares that may be acquired by exercising options or warrants because no options or warrant are exercisable within the next 60 days.

Item 12.  Certain Relationships and Related Transactions

         We enter into banking and other transactions in the ordinary course of business with our directors, and officers and their affiliates. It is our policy, that these transactions be on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. We do not expect these transactions to involve more than the normal risk of collectibility or present other unfavorable features to us. Loans to individual directors and officers must also comply with our bank's lending policies, regulatory restrictions, and statutory lending limits, and directors with a personal interest in any loan application will be excluded from the consideration of such loan application. We intend for all of our transactions with organizers or other affiliates to be on terms no less favorable than could be obtained from an unaffiliated third party and to be approved by a majority of our disinterested directors.

Consulting Agreement

         We entered into a consulting agreement effectively dated February 1, 2001 with a company wholly owned by our President and Chief Executive Officer,
F. Thomas David, to provide consulting and organizational services to us prior to opening First Southern National Bank. Under this agreement, we paid the consulting company $72,000 during fiscal year 2001. The lump sum amount was paid in February 2002. This agreement terminated on the date First Southern National Bank opens for business, and it was replaced by Mr. David's employment agreement. Please see Item 10 - "Employment Agreements" above for a discussion of Mr. David's employment agreement. We believe that this transaction is on terms substantially the same or better than those prevailing at the time for comparable transactions with unrelated parties.

Item 13.   Exhibits, List and Reports on Form 8-K - cross reference to SB-2

(a)      The following documents are filed as part of this report:

3.1. Articles of Incorporation (incorporated by reference as Exhibit 3.1 to the Company's Form SB-2 filed with the SEC, File No. 333-66734).

3.2. Bylaws (incorporated by reference as Exhibit 3.2 to the Company's Form SB-2 filed with the SEC, File No. 333-66734).

4.1.     See Exhibits 3.1 and 3.2 for provisions in First Southern
         Bancorp's Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference as Exhibit 4.1 to the Company's Form SB-2 filed with the SEC, File No. 333-66734).

4.2. Form of certificate of common stock (incorporated by reference as Exhibit 34.2 to the Company's Form SB-2 filed with the SEC, File No. 333-66734).

10.1. Employment Agreement between First Southern Bancorp and F. Thomas David effective as of the opening date of First Southern National Bank (incorporated by reference as Exhibit 10.1 to the Company's Form SB-2 filed with the SEC, File No. 333-66734).

10.2. Employment Agreement between First Southern Bancorp and Christopher T. Cliett effective as of June 1, 2001 (incorporated by reference as Exhibit 10.2 to the Company's Form SB-2 filed with the SEC, File No. 333-66734).

10.3. Employment Agreement between First Southern Bancorp and Charles R. Fennell effective as of June 1, 2001 (incorporated by reference as Exhibit 10.3 to the Company's Form SB-2 filed with the SEC, File No. 333-66734).

10.4.    Form of Stock Warrant Agreement (incorporated by reference as Exhibit
         10.4 to the Company's Form SB-2 filed with the SEC, File No.
         333-66734).

10.5. Promissory Note dated March 28, 2001 between Nexity Bank and First National Bank of Statesboro (incorporated by reference as Exhibit 10.5 to the Company's Form SB-2 filed with the SEC, File No. 333-66734).

10.6. Amended and Restated Option to Purchase Real Estate dated July 9, 2001, by and between FSNB, LLC and William and Joyce Lovett and Charles and Betty Rockett (incorporated by reference as Exhibit 10.6 to the Company's Form SB-2 filed with the SEC, File No. 333-66734).

10.7. Option to Purchase Real Estate dated January 25, 2001, by and between FSNB, LLC and Cecil and Marjorie Kennedy (incorporated by reference as
         Exhibit 10.7 to the Company's Form SB-2 filed with the SEC, File No. 333-66734).

10.9 Consulting Agreement between First Southern Bancorp and TD Investments, Inc. effectively dated February 1, 2001 (incorporated by reference as Exhibit 10.9 to the Company's Form SB-2 filed with the SEC, File No. 333-66734).

21.1     Subsidiaries of the Company

23.1.    Consent of Independent Public Accountants (incorporated by reference as
         Exhibit 23.1 to the Company's Form SB-2 filed with the SEC, File No. 333-66734).

24.1     Power of Attorney (contained as part of the signature page hereof).

(b)      Reports on Form 8-K

         The company did not file any reports on Form 8-K during the fourth quarter of 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST SOUTHERN BANCORP


Date:   March 29, 2002            By:   /s/ F. Thomas David
       ----------------------           -----------------------------------
                                        F. Thomas David
                                        President and Chief Executive Officer


         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints F. Thomas David and Charles R. Fennell, Jr. as the true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Registration Statement, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following in the capacities and on the dates indicated.

Signature                                            Title                              Date
---------                                            -----                              ----


     /s/ Michael R. Anderson                         Director                           March 29, 2002
--------------------------------------------
Michael R. Anderson


     /s/ F. Thomas David                             President, and                     March 29, 2002
--------------------------------------------         Chief Executive Officer
F. Thomas David


     /s/ Charles A. Deal                             Director                           March 29, 2002
--------------------------------------------
Charles A. Deal


     /s/ Bo Fennell                                  Principal Financial and            March 29, 2002
--------------------------------------------         Accounting Officer
Bo Fennell


     /s/ William I. Griffis                          Director                           March 29, 2002
--------------------------------------------
William I. Griffis


     /s/ Tracy D. Ham                                Director                           March 29, 2002
--------------------------------------------
Tracy D. Ham


     /s/ James A. High                               Director                           March 29, 2002
--------------------------------------------
James A. High



     /s/ W. Pratt Hill, III                          Director                           March 29, 2002
--------------------------------------------
W. Pratt Hill, III


     /s/ Michael R. Kennedy                          Director                           March 29, 2002
--------------------------------------------
Michael R. Kennedy


    /s/ R. Whitman Lord                              Director                           March 29, 2002
--------------------------------------------
R. Whitman Lord


     /s/ Laura T. Marsh                              Director                           March 29, 2002
--------------------------------------------
Laura T. Marsh


     /s/ Jeffrey D. Pope                             Director                           March 29, 2002
--------------------------------------------
Jeffrey D. Pope


     /s/ Ronnie J. Pope                              Director                           March 29, 2002
--------------------------------------------
Ronnie J. Pope


     /s/ Hudson J. Powell, Sr.                       Director                           March 29, 2002
--------------------------------------------
Hudson J. Powell, Sr.


     /s/ Lamar O. Reddick                            Director                           March 29, 2002
--------------------------------------------
Lamar O. Reddick


         /s/ Devra P. Walker                         Director                           March 29, 2002
--------------------------------------------
Devra P. Walker


     /s/ L. Anthony Waters, III                      Director                           March 29, 2002
--------------------------------------------
L. Anthony Waters, III


                                  EXHIBIT INDEX

Exhibit
Number                     Description
-------                    ------------


3.1. Articles of Incorporation (incorporated by reference as Exhibit 3.1 to the Company's Form SB-2 filed with the SEC, File No. 333-66734).

3.2. Bylaws (incorporated by reference as Exhibit 3.2 to the Company's Form SB-2 filed with the SEC, File No. 333-66734).

4.1.     See Exhibits 3.1 and 3.2 for provisions in First Southern
         Bancorp's Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference as Exhibit 4.1 to the Company's Form SB-2 filed with the SEC, File No. 333-66734).

4.2. Form of certificate of common stock (incorporated by reference as Exhibit 34.2 to the Company's Form SB-2 filed with the SEC, File No. 333-66734).

10.1. Employment Agreement between First Southern Bancorp and F. Thomas David effective as of the opening date of First Southern National Bank (incorporated by reference as Exhibit 10.1 to the Company's Form SB-2 filed with the SEC, File No. 333-66734).

10.2. Employment Agreement between First Southern Bancorp and Christopher T. Cliett effective as of June 1, 2001 (incorporated by reference as Exhibit 10.2 to the Company's Form SB-2 filed with the SEC, File No. 333-66734).

10.3. Employment Agreement between First Southern Bancorp and Charles R. Fennell effective as of June 1, 2001 (incorporated by reference as Exhibit 10.3 to the Company's Form SB-2 filed with the SEC, File No. 333-66734).

10.4.    Form of Stock Warrant Agreement (incorporated by reference as Exhibit
         10.4 to the Company's Form SB-2 filed with the SEC, File No.
         333-66734).

10.5. Promissory Note dated March 28, 2001 between Nexity Bank and First National Bank of Statesboro (incorporated by reference as Exhibit 10.5 to the Company's Form SB-2 filed with the SEC, File No. 333-66734).

10.6. Amended and Restated Option to Purchase Real Estate dated July 9, 2001, by and between FSNB, LLC and William and Joyce Lovett and Charles and Betty Rockett (incorporated by reference as Exhibit 10.6 to the Company's Form SB-2 filed with the SEC, File No. 333-66734).

10.7. Option to Purchase Real Estate dated January 25, 2001, by and between FSNB, LLC and Cecil and Marjorie Kennedy (incorporated by reference as
         Exhibit 10.7 to the Company's Form SB-2 filed with the SEC, File No. 333-66734).

10.9 Consulting Agreement between First Southern Bancorp and TD Investments, Inc. effectively dated February 1, 2001 (incorporated by reference as Exhibit 10.9 to the Company's Form SB-2 filed with the SEC, File No. 333-66734).

21.1     Subsidiaries of the Company

23.1.    Consent of Independent Public Accountants (incorporated by reference as
         Exhibit 23.1 to the Company's Form SB-2 filed with the SEC, File No. 333-66734).

24.1     Power of Attorney (contained as part of the signature page hereof).