Form 10QSB
period 2002-03-31
FIRST SOUTHERN BANCORP
filed 2002-05-15
CIK 1156366

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from ______ to ________

                        Commission File Number 333-66734
                      ------------------------------------

                             First Southern Bancorp
                         ------------------------------
             (Exact name of registrant as specified in its charter)

          Georgia                              6711                               58-2635782
-------------------------------  ----------------------------------  --------------------------------------
(State of Jurisdiction of           (Primary Standard Industrial       (I.R.S. Employer Identification No.)
Incorporation or organization)      Classification Code Number)


  201 South Main Street, Statesboro, Georgia                         30458
 ---------------------------------------------                     ----------
 (Address of principal executive                                   (Zip Code)
  offices)

                                  912-489-7600
                       -----------------------------------
                               ( Telephone Number)


                                 Not Applicable
                       ----------------------------------
                          ( Former name, former address
                             and former fiscal year,
                          if changed since last report)

      Check whether the issurer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES XX NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 919,547 shares of common stock, no par value per share, issued and outstanding as of April 30, 2002.

      Transitional Small Business Disclosure Format (check one):  YES     NO  XX
                                                                     --       --


                             FIRST SOUTHERN BANCORP

                                      INDEX

                                                                                                          Page No.
                                                                                                          -------
PART I             FINANCIAL INFORMATION

      Item 1.      Financial Statements

                   Consolidated Balance Sheet (unaudited) at March 31, 2002                                     3

                   Consolidated Statement of Operations (unaudited) for the Three
                     Months Ended March 31, 2002                                                                4

                   Consolidated Statement of Comprehensive Income (unaudited) for the
                     Three Months Ended March 31, 2002                                                          5

                   Consolidated Statement of Cash Flows (unaudited) for the Three
                     Months Ended March 31, 2002                                                                6

                   Notes to Consolidated Financial Statements (unaudited)                                       7

      Item 2.      Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                                      8

PART II.           OTHER INFORMATION

      Item 1.      Legal Proceedings                                                                            10

      Item 2.      Changes in Securities                                                                        10

      Item 3.      Defaults Upon Senior Securities                                                              10

      Item 4.      Submission of Matters to a Vote of Security Holders                                          10

      Item 5.      Other Information                                                                            10

      Item 6.      Exhibits and Reports on Form 8-K                                                             10



This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's filings with the Securities and Exchange Commission.

                             FIRST SOUTHERN BANCORP

                          PART I. FINANCIAL INFORMATION

      Item 1.      Financial Statements

                             FIRST SOUTHERN BANCORP
                           Consolidated Balance Sheet
                                 March 31, 2002
                                   (Unaudited)

                                     Assets

Cash and due from banks                                                                              $      1,169,032
Federal funds sold                                                                                          6,336,000
                                                                                                        -------------

         Cash and cash equivalents                                                                          7,505,032

Investment securities available-for-sale                                                                    2,981,711
Other investments                                                                                             196,500
Loans, net                                                                                                  3,847,787
Premises and equipment, net                                                                                   701,822
Accrued interest receivable and other assets                                                                  174,652
                                                                                                        -------------

                                                                                                     $     15,407,504


                      Liabilities and Stockholders' Equity

Liabilities:
      Deposits:
         Noninterest-bearing                                                                         $      3,543,657
         Interest-bearing                                                                                   3,461,391
                                                                                                        -------------
               Total deposits                                                                               7,005,048

        Accrued interest payable and other liabilities                                                         57,260
                                                                                                        -------------

             Total liabilities                                                                              7,062,308
                                                                                                        -------------

Stockholders' equity:
        Preferred stock, no par value; 2,000,000 authorized;
           no shares issued and outstanding                                                                         -
        Common stock, $.01 par value; authorized
           10,000,000 shares; 919,547 shares issued and outstanding                                            91,955
        Additional paid-in capital                                                                          9,033,015
        Accumulated deficit                                                                                  (756,347)
        Accumulated other comprehensive income (loss)                                                         (23,427)
                                                                                                        -------------
             Total stockholders' equity                                                                     8,345,196
                                                                                                        -------------

                                                                                                     $     15,407,504


See accompanying notes to consolidated financial statements.


                             FIRST SOUTHERN BANCORP

                      Consolidated Statement of Operations

                    For the Three Months Ended March 31, 2002
                                   (Unaudited)

Interest income:
      Interest and fees on loans                                                   $       15,768
      Interest on investment securities                                                     4,732
      Other interest income                                                                40,486
                                                                                         --------

      Total interest income                                                                60,986
                                                                                         --------

Interest expense on deposits                                                                6,853
                                                                                        ---------

      Net interest income                                                                  54,133

Provision for loan losses                                                                  56,000
                                                                                        ---------

      Net interest income after provision for loan losses                                  (1,867)
                                                                                        ----------

Other income consisting of fees and service charges                                        21,244

Other expense:
      Salaries and other personnel expense                                                156,815
      Net occupancy and equipment expense                                                  16,416
      Other operating expense                                                             203,161
                                                                                          -------

             Total other expense                                                          376,392
                                                                                          -------

             Net loss                                                              $     (357,015)
                                                                                         ========

             Basic and diluted loss per share                                      $         (.39)



See accompanying notes to consolidated financial statements.



                             FIRST SOUTHERN BANCORP

                 Consolidated Statement of Comprehensive Income

                    For the Three Months Ended March 31, 2002
                                   (Unaudited)




Net loss                                                                           $  (357,015)
                                                                                      ---------
Other comprehensive income, net of tax of $13,178, consisting of
  unrealized losses on investment securities available-for-sale                        (23,427)
                                                                                      ---------

Comprehensive income (loss)                                                        $  (380,442)
                                                                                      =========




See accompanying notes to consolidated financial statements.


                             FIRST SOUTHERN BANCORP

                      Consolidated Statement of Cash Flows
                    For the Three Months Ended March 31, 2002
                                   (Unaudited)

Cash flows from operating activities:
      Net loss                                                                      $      (357,015)
         Adjustments to reconcile net loss to
            net cash used by operating activities:
               Provision for loan losses                                                     56,000
               Depreciation, amortization and accretion                                       3,233
               Change in other                                                             (104,214)
                                                                                        -----------

                      Net cash used by operating activities                                (401,996)
                                                                                        -----------

Cash flows from investing activities:
      Purchases of investment securities available-for-sale                              (3,019,040)
      Purchases of other investments                                                       (196,500)
      Net change in loans                                                                (3,903,787)
      Payments for offering expenses                                                         (1,028)
      Purchases of premises and equipment                                                   (44,626)
                                                                                       ------------

                      Net cash used by investing activities                              (7,164,981)
                                                                                       ------------

Cash flows from financing activities:
      Net change in deposits                                                              7,005,048
      Repayment of organizational share of stock                                                 ()
      Proceeds from sale of common stock                                                  9,195,470
      Repayment of line of credit                                                        (1,180,037)
                                                                                       ------------

                      Net cash provided by financing activities                          15,020,481
                                                                                       ------------

Net change in cash and cash equivalents                                                   7,453,504

Cash and cash equivalents at beginning of the period                                         51,528
                                                                                       ------------

Cash and cash equivalents at end of the period                                      $     7,505,032
                                                                                       ============

Noncash investing activities:
      Change in unrealized gain/loss on securities
         available-for-sale, net of tax                                             $       (23,427)



See accompanying notes to consolidated financial statements.

                             FIRST SOUTHERN BANCORP

                   Notes to Consolidated Financial Statements


(1)   Organization
      First Southern Bancorp (the "Company"), a bank holding company, owns 100% of the outstanding stock of First Southern National Bank (the "Bank"), a national bank operating in Bulloch County, Georgia. During the first quarter of 2002, the Company raised $9,124,970, net of offering expenses of $70,500, through the sale of 919,547 shares of its $.01 par value common stock at $10.00 per share. On February 5, 2002, the Company used $6,700,000 of the net proceeds from this public offering to purchase 100% of the outstanding common stock of the Bank. The organizers of the Bank filed a joint application to organize the Bank with the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation and, upon receiving final approval of the application from both of these regulatory agencies, the Bank opened for business on February 5, 2002.

      Operations through February 5, 2002 relate primarily to expenditures by the organizers for incorporating and organizing the Company and the Bank.

      In connection with the Company's formation and initial offering, the Company issued 188,708 warrants to purchase its common stock to the organizers. The warrants allow each holder to purchase one additional share of common stock for each two shares purchased in connection with the initial offering. The warrants are exercisable for a term of ten years and vest over a five-year period. The exercise price of the warrants is at the initial offering price of $10 per share. The Company has also reserved 137,770 shares for the issuance of options under an employee incentive stock option plan.

      The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended March 31, 2002 are not necessarily indicative of the results of a full year's operations.

(2)   Basis of Presentation
      The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America (GAAP) and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determinations of the allowance for loan losses, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, and valuation allowances associated with deferred tax assets, the recognition of which are based on future taxable income.

(3)   Proforma Net Loss Per Common Share
      Proforma net loss per common share is calculated by dividing net loss by the actual number of common shares sold in the initial public offering, which are considered outstanding for the entire period, as prescribed in Staff Accounting Bulletin Topic 1:B. The proforma net loss per share for the three months ended March 31, 2002 was $.39.

(4)   Preferred Stock
      Shares of preferred stock may be issued from time to time in one or more series as established by resolution of the Board of Directors of the Company. Each resolution will include the number of shares issued, preferences, special rights and limitations as determined by the Board.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company was incorporated in April 2001 for the purpose of becoming a bank holding company by acquiring the outstanding common stock of the Bank. The organizers of the Bank filed a joint application to charter the Bank and for federal deposit insurance with the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation (the "FDIC"). Upon receiving final approval from the OCC and FDIC, the Company acquired 100% of the outstanding common stock of the Bank and the Bank commenced operations on February 5, 2002. This discussion does not make comparisons against the financial results as of the end of the Company's most recent fiscal year because the Company's operating subsidiary bank did not commence operations until February 5, 2002.

Financial Condition

     At March 31, 2002, The Company had total assets of $15,408,000. These assets consisted principally of approximately $7,505,000 in cash and cash equivalents, $2,982,000 in securities available for sale, $3,848,000 in loans and approximately $702,000 in premises and equipment.

     The Company had deposits of $7,005,000 at March 31, 2002, an accumulated deficit of $756,000 and total stockholders' equity of $8,345,000.

Results of Operations

     The Company had a net loss of $357,000 or $.39 per share for the quarter ended March 31, 2002 (assuming the sale of the actual number of shares in the offering were outstanding during the entire period). The loss for the three months ended March 31, 2002 resulted primarily from expenses incurred in connection with activities related to the organization of the Bank. These activities included preparing and filing an application to charter the Bank and for federal deposit insurance; responding to questions and providing additional information to the regulators in connection with the application process; preparing and filing a registration statement with the Securities and Exchange Commission; selling the Company's common stock; holding meetings among various organizers regarding the application and registration statement, target markets and capitalization issues; hiring qualified personnel to work for the Bank; conducting public relations activities on behalf of the Company; developing prospective business contacts; and taking other actions necessary to open the Bank. Because the Company was in the organization stage and the Bank did not begin its operations until February 5, 2002, it had no operations from which to generate revenues.

Capital

     The Company raised $9,125,000, net of offering expenses of $71,000, in the offering. It used these funds to purchase 100% of the shares of the Bank for $6,700,000 and for working capital. The Company believes this amount will be sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis. There can be no assurance, however, that the Company will achieve any particular level of profitability. The following tables present the Bank's regulatory capital position at March 31, 2002:

      Risk-Based Capital Ratios

      Tier 1 Tangible Capital, Actual                                     86.66%
      Tier 1 Tangible Capital minimum requirement                          8.00%
                                                                         -------

      Excess                                                              78.66%
                                                                          ======

      Total Capital, Actual                                               87.42%
      Total Capital minimum requirement                                    4.00%
                                                                         -------

      Excess                                                              83.42%
                                                                          ======

      Leverage Ratio

      Tier 1 Tangible Capital to adjusted total assets, Actual            83.60%
      Minimum leverage requirement                                         3.00%
                                                                         -------

      Excess                                                              80.60%
                                                                          ======

                           PART II. OTHER INFORMATION
Item 1.    Legal Proceedings

           There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

Item 2.    Changes in Securities and Use of Proceeds
     (a)   Not applicable
     (b)   Not applicable
     (c) On February 5, 2002, the Company completed the sale of 912,497 shares of its common stock for $10.00 per share. In this offering, the company also issued warrants to purchase an additional 195,475 shares of common stock.
     (d) The Company's Registration Statement on Form SB-2 (file no. 333-66734), which registered the shares sold in the Company's initial public offering, was declared effective on September 4, 2001. On February 5, 2002, the Company received $9,124,970 of net proceeds from the sale of 919,547 shares of its common stock in connection with its initial public offering. Since receipt of the offering proceeds, the Company has used $6,700,000 of the net proceeds to purchase 100% of the capital stock of the Bank.


Item 3.    Defaults Upon Senior Securities

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           There were no matters submitted to security holders for a vote during the three months ended March 31, 2002.

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits

      (b)  Reports on Form 8-K
           None

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRST SOUTHERN BANCORP


                                       By: /S/ F. THOMAS DAVID
                                           -------------------------------------
                                           F. Thomas David
                                           President, Chief Executive
                                           Officer and Director




                                       By: /S/ CHARLES ROBERT FENNELL, JR.
                                           -------------------------------------
                                           Charles Robert Fennell, Jr.
                                           Chief Financial Officer and Principal
                                           Accounting Officer

May 14, 2002