Form 10QSB
period 2002-06-30
FIRST SOUTHERN BANCORP
filed 2002-08-14
CIK 1156366

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                        Commission File Number 333-66734

                             First Southern Bancorp
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Georgia                       6711                     58-2635782
----------------------------   ----------------------------   -----------------
(State of Jurisdiction of      (Primary Standard Industrial    (I.R.S. Employer
Incorporation or organization) Classification Code Number)   Identification No.)


       201 South Main Street, Statesboro, Georgia                    30458
      --------------------------------------------               ---------------
       (Address of principal executive                             (Zip Code)
       offices)

                                  912-489-7600
                        -------------------------------
                               ( Telephone Number)

                                 Not Applicable
                     ---------------------------------------
        ( Former name, former address and former fiscal year, if changed since last report)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 919,547 shares of common stock, $.01 par value per share, issued and outstanding as of August 1, 2002.

   Transitional Small Business Disclosure Format (check one):  YES       NO  XX
                                                                   --        --

                             FIRST SOUTHERN BANCORP

                                      INDEX

                                                                                                          Page No.
                                                                                                          -------
PART I             FINANCIAL INFORMATION

      Item 1.      Financial Statements

                   Consolidated Balance Sheet (unaudited) at June 30, 2002                                      3

                   Consolidated Statements of Operations (unaudited) for the Three and Six
                     Months Ended June 30, 2002                                                                 4

                   Consolidated Statement of Comprehensive Income (Loss) (unaudited) for the
                     Six Months Ended June 30, 2002                                                             5

                   Consolidated Statement of Cash Flows (unaudited) for the Six
                     Months Ended June 30, 2002                                                                 6

                   Notes to Consolidated Financial Statements (unaudited)                                       7

      Item 2.      Management's Discussion and Analysis or Plan of Operation                                    8

PART II.           OTHER INFORMATION

      Item 1.      Legal Proceedings                                                                            11

      Item 2.      Changes in Securities                                                                        11

      Item 3.      Defaults Upon Senior Securities                                                              11

      Item 4.      Submission of Matters to a Vote of Security Holders                                          11

      Item 5.      Other Information                                                                            11

      Item 6.      Exhibits and Reports on Form 8-K                                                             11



                             FIRST SOUTHERN BANCORP

                          PART I. FINANCIAL INFORMATION

      Item 1.      Financial Statements

                             FIRST SOUTHERN BANCORP
                           Consolidated Balance Sheet
                                  June 30, 2002
                                   (Unaudited)


                                     Assets

Cash and due from banks                                                                              $      1,495,084
Federal funds sold                                                                                          2,463,000
                                                                                                     ----------------
         Cash and cash equivalents                                                                          3,958,084

Investment securities available-for-sale                                                                    3,022,345
Other investments                                                                                             196,500
Loans, net                                                                                                 10,588,141
Premises and equipment, net                                                                                   865,928
Accrued interest receivable and other assets                                                                  230,678
                                                                                                     ----------------
                                                                                                     $     18,861,676
                                                                                                     ================
                      Liabilities and Stockholders' Equity
Liabilities:
      Deposits:
         Noninterest-bearing                                                                         $      1,782,298
         Interest-bearing                                                                                   8,904,407
                                                                                                     ----------------

               Total deposits                                                                              10,686,705

        Accrued interest payable and other liabilities                                                         22,549
                                                                                                     ----------------

             Total liabilities                                                                             10,709,254
                                                                                                     ----------------
Stockholders' equity:
        Preferred stock, $.01 par value; 10,000,000 authorized;
           no shares issued and outstanding                                                                         -
        Common stock, $.01 par value; authorized
           10,000,000 shares; 919,547 shares issued and outstanding                                            91,955
        Additional paid-in capital                                                                          9,033,015
        Accumulated deficit                                                                                  (976,753)
        Accumulated other comprehensive income (loss)
                                                                                                                4,205

             Total stockholders' equity                                                                     8,152,422
                                                                                                     ----------------
                                                                                                     $     18,861,676
                                                                                                     ================

See accompanying notes to unaudited consolidated financial statements.

                             FIRST SOUTHERN BANCORP

                      Consolidated Statement of Operations

                For the Three and Six Months Ended June 30, 2002
                                   (Unaudited)


                                                                                      Three Months        Six Months
                                                                                          Ended             Ended
                                                                                      ------------        ----------
Interest income:
      Interest and fees on loans                                                   $      151,265            167,033
      Interest on investment securities                                                    29,066             33,798
      Other interest income                                                                22,049             62,535
                                                                                      -----------          ---------
      Total interest income                                                               202,380            263,366
                                                                                      -----------          ---------
Interest expense on deposits                                                               24,329             31,182
                                                                                      -----------          ---------

      Net interest income                                                                 178,051            232,184
Provision for loan losses                                                                 104,000            160,000
                                                                                      -----------          ---------
      Net interest income after provision for loan losses                                  74,051             72,184
                                                                                      -----------          ---------
Other income consisting of fees and service charges                                        37,911             59,155

Other expense:
      Salaries and other personnel expense                                                161,858            318,673
      Net occupancy and equipment expense                                                  27,752             44,168
      Other operating expense                                                             142,758            345,919
                                                                                      -----------          ---------
             Total other expense                                                          332,368            708,760
                                                                                      -----------          ---------

             Net loss                                                              $     (220,406)          (577,421)
                                                                                      ===========          =========
             Basic and diluted loss per share                                      $         (.24)              (.63)
                                                                                      ===========          =========


See accompanying notes to unaudited consolidated financial statements.

                             FIRST SOUTHERN BANCORP

              Consolidated Statement of Comprehensive Income (Loss)

                     For the Six Months Ended June 30, 2002
                                   (Unaudited)





Net loss                                                                           $  (577,421)
                                                                                      ---------
Other comprehensive income, net of tax of $2,365, consisting of
  unrealized gains on investment securities available-for-sale                           4,205
                                                                                      --------

Comprehensive income (loss)                                                        $  (573,216)
                                                                                      =========



See accompanying notes to unaudited consolidated financial statements.

                             FIRST SOUTHERN BANCORP

                      Consolidated Statement of Cash Flows
                     For the Six Months Ended June 30, 2002
                                   (Unaudited)


Cash flows from operating activities:
      Net loss                                                                      $      (577,421)
         Adjustments to reconcile net loss to
            net cash used by operating activities:
               Provision for loan losses                                                    160,000
               Depreciation, amortization and accretion                                       3,494
               Change in other                                                             (210,494)
                                                                                     --------------

                      Net cash used by operating activities                                (624,421)
                                                                                     --------------

Cash flows from investing activities:
      Purchases of investment securities available-for-sale                              (3,016,499)
      Purchases of other investments                                                       (196,500)
      Net change in loans                                                               (10,748,141)
      Purchases of premises and equipment                                                  (208,993)
                                                                                     --------------

                      Net cash used by investing activities                             (14,170,133)
                                                                                     --------------

Cash flows from financing activities:
      Net change in deposits                                                             10,686,705
      Payments for offering expenses                                                         (1,028)
      Proceeds from sale of common stock                                                  9,195,470
      Repayment of line of credit                                                        (1,180,037)
                                                                                       ------------

                      Net cash provided by financing activities                          18,701,110
                                                                                       ------------

Net change in cash and cash equivalents                                                   3,906,556

Cash and cash equivalents at beginning of the period                                         51,528
                                                                                       ------------

Cash and cash equivalents at end of the period                                      $     3,958,084
                                                                                       ============
Noncash investing activities:
      Change in unrealized gain/loss on securities
         available-for-sale, net of tax                                             $         4,205


See accompanying notes to unaudited consolidated financial statements.

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

      The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended June 30, 2002 are not necessarily indicative of the results of a full year's operations.

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

(3)   Proforma Net Loss Per Common Share
      Proforma net loss per common share is calculated by dividing net loss by the actual number of common shares sold in the initial public offering, which are considered outstanding for the entire period, as prescribed in Staff Accounting Bulletin Topic 1:B. The proforma net loss per share for the three months ended June 30, 2002 was $.24 and was $.63 for the six months ended June 30, 2002.

(4)   Preferred Stock
      Shares of preferred stock may be issued from time to time in one or more series as established by resolution of the Board of Directors of the Company. Each resolution will include the number of shares issued, preferences, special rights and limitations as determined by the Board.

Item 2.         Management's Discussion and Analysis or Plan of Operation

                           FORWARD-LOOKING STATEMENTS

         The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, First Southern National Bank, during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

         This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," and "intend," as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

    o    the effects of future economic conditions;
    o governmental monetary and fiscal policies, as well as legislative and regulatory changes;
    o changes in interest rates and their effect on the level and composition of deposits, loan demand, and the values of loan collateral, securities and other interest-sensitive assets and liabilities;
    o    our ability to control costs, expenses, and loan delinquency rates;
         and
    o the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet.

     We were incorporated in April 2001 for the purpose of becoming a bank holding company by acquiring the outstanding common stock of our subsidiary national bank, First Southern National Bank. The organizers of our Bank filed a joint application to charter the Bank and for federal deposit insurance with the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation (the "FDIC"). Upon receiving final approval from the OCC and FDIC, we acquired 100% of the outstanding common stock of First Southern National Bank and commenced operations on February 5, 2002. This discussion does not make comparisons against the financial results as of the end of our most recent fiscal year because our operating subsidiary bank did not commence operations until February 5, 2002.

Financial Condition

     At June 30, 2002, we had total assets of $18,862,000. These assets consisted principally of approximately $10,588,000 in net loans, $3,958,000 in cash and cash equivalents, $3,022,000 in securities available for sale and approximately $866,000 in premises and equipment. We had deposits of $10,687,000 at June 30, 2002, an accumulated deficit of $977,000 and total stockholders' equity of $8,152,000.

Results of Operations

     We had a net loss of $220,000 or $.24 per share for the quarter ended June 30, 2002 and a net loss of $577,000 or $.63 per share for the six months ended June 30, 2002. The loss for the three and six months ended June 30, 2002 resulted primarily from expenses incurred in connection with activities related to the organization of our subsidiary bank. These activities included preparing and filing an application to charter the bank and for federal deposit insurance; responding to questions and providing additional information to the regulators in connection with the application process; preparing and filing a registration statement with the Securities and Exchange Commission; selling our common stock; holding meetings among various organizers regarding the application and registration statement, target markets and capitalization issues; hiring qualified personnel to work for the bank; conducting public relations activities on behalf of our company; developing prospective business contacts; and taking other actions necessary to open the bank. Because we were in the organization stage and our bank did not begin its operations until February 5, 2002, we had no operations prior to our opening date from which to generate revenues.

Net Interest Income

     For the three and six months ended June 30, 2002, interest income totaled $202,000 and $263,000, respectively. The yield on interest earning assets was 5.54% for the six months ended June 30, 2002. Interest expense totaled $24,000 and $31,000 for the three and six months ended June 30, 2002, respectively. The cost of interest bearing liabilities was .95% for the six months ended June 30, 2002. Net interest income was $178,000 and $232,000 for the three and six months ended June 30, 2002, respectively. The net interest spread was 4.59% for the six months ended June 30, 2002. Do you want to discuss Other Income here in a sentence as well? It is small, but may grow in importance.

Provision for Loan Losses

     The provision for loan losses was $160,000 for the six months ended June 30, 2002. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans. In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates loans in different categories. Certain grades representing criticized or classified loans are assigned allocations of loss based on management's estimate of potential loss that is generally based on historical losses and/or collateral deficiencies. Other loans are graded by type and allocated loss ranges based on management's perceived inherent loss for the loan type. The combination of these results are compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. We use an independent third party loan reviewer to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loans.

     At June 30, 2002, the allowance for loan losses was $160,000, which represented 1.49% of outstanding portfolio loans. We believe that the allowance for loan losses is adequate, based on internal reviews and external reviews of the quality of the loan portfolio and bank peer group data. While we do use available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the bank's allowance for loan losses. Such agencies may require the bank to recognize additions to the allowance based on judgments different than those of management.

Other Expenses

     For the three and six months ended June 30, 2002, other operating expenses totaled $332,000 and $709,000, respectively. These other expenses consisted primarily of salaries and benefits, occupancy expenses, data processing fees, stationery and supplies and outside services.

Capital

     We raised $9,125,000, net of offering expenses of $71,000, in the offering. We used these funds to purchase 100% of the shares of the bank for $6,700,000 and for working capital. We believe this amount will be sufficient to fund the activities of the bank in its initial stages of operations, and that the bank will generate sufficient income from operations to fund its activities on an ongoing basis. There can be no assurance, however, that we will achieve any particular level of profitability. The following tables present the bank's regulatory capital position at June 30, 2002:

      Risk-Based Capital Ratios

      Tier 1 Tangible Capital, Actual                                 46.25%
      Tier 1 Tangible Capital minimum requirement                      8.00%
                                                                     -------

      Excess                                                          38.25%
                                                                     =======

      Total Capital, Actual                                           47.46%
      Total Capital minimum requirement                                4.00%
                                                                     -------

      Excess                                                          43.46%
                                                                     =======
      Leverage Ratio

      Tier 1 Tangible Capital to adjusted total assets, Actual        36.94%
      Minimum leverage requirement                                     3.00%
                                                                     -------

      Excess                                                          33.94%
                                                                     =======

Off Balance Sheet Risk

         Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2002, we had issued commitments to extend credit of $2,380,700 million through various types of commercial lending arrangements, of which $1,914,760 million was at fixed rates and $465,940 million was at variable rates. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

           There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

Item 2.    Changes in Securities and Use of Proceeds

           (a)   Not applicable
           (b)   Not applicable
           (c)   Not applicable
           (d)   Not applicable

Item 3.    Defaults Upon Senior Securities

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           There were no matters submitted to security holders for a vote during the three months ended June 30, 2002.

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

          (a)  Exhibits:  None

          (b)  Reports on Form 8-K
               None

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRST SOUTHERN BANCORP




    Dated: August 13, 2002             By: /S/ F. THOMAS DAVID
                                           -------------------------------------
                                           F. Thomas David
                                           President, Chief Executive
                                           Officer and Director




                                       By: /S/ CHARLES ROBERT FENNELL, JR.
                                           -------------------------------------
                                           Charles Robert Fennell, Jr.
                                           Chief Financial Officer and Principal
                                           Accounting Officer