Form 10QSB
period 2002-09-30
FIRST SOUTHERN BANCORP
filed 2002-11-13
CIK 1156366

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                        Commission File Number 333-66734

                             First Southern Bancorp
                           -------------------------
               (Exact name of registrant as specified in its charter)

   Georgia                     6711                     58-2635782
------------------------------------------------------------------------------
(State of Jurisdication (Primary Standard Industrial  (I.R.S. Employer
of Incorporation of     Classification Code Number)    Identification No.)
  organization


 201 South Main Street, Statesboro, Georgia          30458
 ---------------------------------------------      -------
  (Address of principal executive                   (Zip Code)
       offices)


                                  912-489-7600
                                ---------------
                               ( Telephone Number)


                                 Not Applicable
                                ----------------
                          ( Former name, former address
                             and former fiscal year,
                          if changed since last report)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 919,547 shares of common stock, $.01 par value per share, issued and outstanding as of November 11, 2002.

Transitional Small Business Disclosure Format (check one):  YES        NO  XX
                                                               ------     ----

                             FIRST SOUTHERN BANCORP

                                      INDEX

                                                                       Page No.

PART I          FINANCIAL INFORMATION

   Item 1.      Financial Statements

                Consolidated Balance Sheet (unaudited) at                  3
                 September 30, 2002

                Consolidated Statements of Operations (unaudited)          4
                 for the Three and Nine Months Ended
                 September 30, 2002

                Consolidated Statement of Comprehensive Income (Loss)      5
                 (unaudited) for the Nine Months Ended
                 September 30, 2002

                Consolidated Statement of Cash Flows (unaudited) for       6
                 the Nine Months Ended September 30, 2002

                Notes to Consolidated Financial Statements (unaudited)     7

      Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       8

      Item 3.   Internal Controls and Procedures                          10

PART II.           OTHER INFORMATION

      Item 1.      Legal Proceedings                                      11

      Item 2.      Changes in Securities                                  11

      Item 3.      Defaults Upon Senior Securities                        11

      Item 4.      Submission of Matters to a Vote of Security Holders    11

      Item 5.      Other Information                                      11

      Item 6.      Exhibits and Reports on Form 8-K                       11

                             FIRST SOUTHERN BANCORP

                          PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

                             FIRST SOUTHERN BANCORP
                           Consolidated Balance Sheet

                               September 30, 2002
                                   (Unaudited)


                                     Assets
                                    --------

Cash and due from banks                                                                              $      1,976,264
Investment securities available-for-sale                                                                    2,031,803
Other investments                                                                                             196,500
Loans, net                                                                                                 16,572,386
Premises and equipment, net                                                                                 1,488,983
Accrued interest receivable and other assets                                                                  234,482
                                                                                                        -------------

                                                                                                     $     22,500,418
                                                                                                           ==========



Liabilities:
      Deposits:
         Noninterest-bearing                                                                         $      2,144,451
         Interest-bearing                                                                                  12,179,846
                                                                                                           ----------

               Total deposits                                                                              14,324,297

        Accrued interest payable and other liabilities                                                        201,387
                                                                                                           ----------

             Total liabilities                                                                             14,525,684
                                                                                                           ----------

Stockholders' equity:
        Preferred stock, $.01 par value; 10,000,000 authorized;
           no shares issued and outstanding                                                                         -
        Common stock, $.01 par value; authorized
           10,000,000 shares; 919,547 shares issued and outstanding                                            91,955
        Additional paid-in capital                                                                          9,033,015
        Accumulated deficit                                                                                (1,157,142)
        Accumulated other comprehensive income
                                                                                                                6,906
                                                                                                          -----------
             Total stockholders' equity                                                                     7,974,734
                                                                                                          -----------

                                                                                                     $     22,500,418
                                                                                                          ===========



See accompanying notes to unaudited consolidated financial statements.

                             FIRST SOUTHERN BANCORP

                      Consolidated Statement of Operations

             For the Three and Nine Months Ended September 30, 2002
                                   (Unaudited)


                                                                           Three Months Ended       Nine Months Ended
                                                                           September 30, 2002       September 30, 2002
                                                                           ------------------       ------------------
Interest income:
      Interest and fees on loans                                    $                 231,130                  398,163
      Interest on investment securities                                                26,549                   60,347
      Other interest income                                                             5,598                   68,133
                                                                                   ----------               ----------

      Total interest income                                                           263,277                  526,643
                                                                                    ---------                ---------

Interest expense                                                                       46,050                   77,232
                                                                                       ------                ---------

      Net interest income                                                             217,227                  449,411

Provision for loan losses                                                              90,000                  250,000
                                                                                       ------                  -------

      Net interest income after provision for loan losses                             127,227                  199,411
                                                                                      -------                  -------

Other income consisting of fees and service charges                                    73,730                  132,885

Other expense:
      Salaries and other personnel expense                                            215,046                  533,719
      Net occupancy and equipment expense                                              31,416                   75,584
      Other operating expense                                                         134,884                  480,803
                                                                                      -------                  -------

             Total other expense                                                      381,346                1,090,106
                                                                                      -------                ---------

             Net loss                                               $               (180,389)                 (757,810)
                                                                                    =========                =========

             Basic and diluted loss per share                       $                   (.20)                     (.82)
                                                                                        =====                    =====




See accompanying notes to unaudited consolidated financial statements.


                             FIRST SOUTHERN BANCORP

              Consolidated Statement of Comprehensive Income (Loss)

                  For the Nine Months Ended September 30, 2002
                                   (Unaudited)






Net loss                                                                           $  (757,810)

                                                                                      ---------
Other comprehensive income, net of tax of $4,233, consisting of
  unrealized gains on investment securities available-for-sale                            6,906
                                                                                      ---------

Comprehensive income (loss)                                                        $  (750,904)
                                                                                      =========























See accompanying notes to unaudited consolidated financial statements.

                             FIRST SOUTHERN BANCORP

                      Consolidated Statement of Cash Flows
                  For the Nine Months Ended September 30, 2002
                                   (Unaudited)


Cash flows from operating activities:

      Net loss                                                                      $      (757,810)
         Adjustments to reconcile net loss to
            net cash used by operating activities:
               Provision for loan losses                                                    250,000
               Depreciation, amortization and accretion                                      40,333
               Change in other
                                                                                            (37,328)

                      Net cash used by operating activities                                (504,805)
                                                                                       --------------

Cash flows from investing activities:
      Purchases of investment securities available-for-sale                              (2,027,028)
      Purchases of other investments                                                       (196,500)
      Net change in loans                                                               (16,822,386)
      Purchases of premises and equipment                                                  (863,247)
                                                                                       --------------

                      Net cash used by investing activities                             (19,909,161)
                                                                                        ------------

Cash flows from financing activities:
      Net change in deposits                                                             14,324,297
      Payments for offering expenses                                                         (1,028)
      Proceeds from sale of common stock                                                  9,195,470
      Repayment of line of credit                                                        (1,180,037)
                                                                                         -----------

                      Net cash provided by financing activities                          22,338,702
                                                                                         -----------

Net change in cash and cash equivalents                                                   1,924,736

Cash and cash equivalents at beginning of the period                                         51,528
                                                                                        ------------

Cash and cash equivalents at end of the period                                      $     1,976,264
                                                                                        ============

Noncash investing activities:
      Change in unrealized gain/loss on securities
         available-for-sale, net of tax                                             $         6,906















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

      The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended September 30, 2002 are not necessarily indicative of the results of a full year's operations.

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

(3)   Proforma Net Loss Per Common Share
      Proforma net loss per common share is calculated by dividing net loss by the actual number of common shares sold in the initial public offering, which are considered outstanding for the entire period, as prescribed in Staff Accounting Bulletin Topic 1:B. The proforma net loss per share for the three months ended September 30, 2002 was $.20 and was $.82 for the nine months ended September 30, 2002.

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

Financial Condition

At September 30, 2002, we had total assets of $22,500,000. These assets consisted principally of approximately $16,572,000 in net loans, $1,976,000 in cash and cash equivalents, $2,032,000 in securities available-for-sale and approximately $1,489,000 in premises and equipment. We had deposits of $14,324,000 at September 30, 2002, an accumulated deficit of $1,157,000 and total stockholders' equity of $7,975,000.

Results of Operations

We had a net loss of $180,000, or $.20 per share, for the quarter ended September 30, 2002 and a net loss of $758,000, or $.82 per share, for the nine months ended September 30, 2002. The loss for the three and nine months ended September 30, 2002 resulted primarily from expenses incurred in connection with activities related to the organization of our subsidiary bank. These activities included preparing and filing an application to charter the bank and for federal deposit insurance; responding to questions and providing additional information to the regulators in connection with the application process; preparing and filing a registration statement with the Securities and Exchange Commission; selling our common stock; holding meetings among various organizers regarding the application and registration statement, target markets and capitalization issues; hiring qualified personnel to work for the bank; conducting public relations activities on behalf of our company; developing prospective business contacts; and taking other actions necessary to open the bank. Because we were in the organization stage and our bank did not begin its operations until February 5, 2002, we had no operations prior to our opening date from which to generate revenues.

Net Interest Income

For the three and nine months ended September 30, 2002, interest income totaled $263,000 and $527,000, respectively. The yield on interest earning assets was 3.75% for the nine months ended September 30, 2002. Interest expense totaled $46,000 and $77,000 for the three and nine months ended September 30, 2002, respectively. The cost of interest bearing liabilities was .92% for the nine months ended September 30, 2002. Net interest income was $217,000 and $449,000 for the three and nine months ended September 30, 2002, respectively. The net interest spread was 2.83% for the nine months ended September 30, 2002.

Provision and Allowance for Loan Losses
We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential credit problems.

We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of operations. The allowance represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. The provision for loan losses was $90,000 for the three months ended September 30, 2002 and $250,000 for the nine months ended September 30, 2002. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans. Due to our limited operating history, the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk as compared to banks of similar size and maturity. We do not allocate the allowance for loan losses to specific categories of loans but evaluate the adequacy on an overall portfolio basis using a loan grading system that rates loans in different categories. Certain grades representing criticized or classified loans are assigned allocations of loss based on our estimate of potential loss that is generally based on historical losses and/or collateral deficiencies. Other loans are graded by type and allocated loss ranges based on our perceived inherent loss for the loan type. The combination of these results are compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. We use an independent third party loan reviewer to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loans.

At September 30, 2002, the allowance for loan losses was $250,000, which represented 1.48% of outstanding portfolio loans. We believe that the allowance for loan losses is adequate, based on internal reviews and external reviews of the quality of the loan portfolio and bank peer group data. While we do use available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the bank's allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on judgments different than ours.

Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.


Other Expenses

For the three and nine months ended September 30, 2002, other operating expenses totaled $381,000 and $1,090,000, respectively. These other expenses consisted primarily of salaries and benefits, occupancy expenses, data processing fees, stationery and supplies and outside services.

Capital

We raised $9,125,000, net of offering expenses of $71,000, in the offering. We used these funds to purchase 100% of the shares of the bank for $6,700,000 and for working capital. We believe this amount will be sufficient to fund the activities of the bank in its initial stages of operations, and that the bank will generate sufficient income from operations to fund its activities on an ongoing basis. There can be no assurance, however, that we will achieve any particular level of profitability. The following tables present the bank's regulatory capital position at September 30, 2002:

      Risk-Based Capital Ratios


      Tier 1 Tangible Capital, Actual                                                              30.49%
      Tier 1 Tangible Capital minimum requirement                                                   8.00%
                                                                                                    -----

      Excess                                                                                       22.49%
                                                                                                   ======

      Total Capital, Actual                                                                        31.77%
      Total Capital minimum requirement                                                             4.00%
                                                                                                    -----

      Excess                                                                                       27.77%
                                                                                                   ======

      Leverage Ratio

      Tier 1 Tangible Capital to adjusted total assets, Actual                                     29.54%
      Minimum leverage requirement                                                                  3.00%
                                                                                                    -----

      Excess                                                                                       26.54%
                                                                                                   ======


Off Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2002, we had issued commitments to extend credit of $4,462,000 through various types of commercial lending arrangements at variable rates. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.


Item 3. Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

    (a)    Not applicable
    (b)    Not applicable
    (c)    Not applicable
    (d)    Not applicable

Item 3.    Defaults Upon Senior Securities

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           There were no matters submitted to security holders for a vote during the three months ended September 30, 2002.

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

    (a)    Exhibits:  None

    (b)    Reports on Form 8-K
           The following reports were filed on Form 8-K during the third quarter ended September 30, 2002.

                  99.1 The Company filed a Form 8-K on August 13, 2002 to disclose that the Chief Executive Officer, F. Thomas David, and the Chief Financial Officer, Charles Robert Fennell, Jr., each furnished to the SEC the certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FIRST SOUTHERN BANCORP



                                           By:  /s/ F. THOMAS DAVID
      Dated:  November 13, 2002            ---------------------------------
              -----------------            F. Thomas David
                                           President, Chief Executive Officer
                                           and Director






      Dated:  November 13, 2002            By: /s/ CHARLES ROBERT FENNELL, JR.
              -----------------            ---------------------------------
                                           Charles Robert Fennell, Jr.
                                           Chief Financial Officer and Principal
                                           Accounting Officer

                    Certification of Chief Executive Officer

I, F. Thomas David, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First Southern Bancorp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                     /s/ F. THOMAS DAVID
                                     ---------------------
                                     F. Thomas David
                                     President and Chief Executive Officer

                    Certification of Chief Financial Officer

I, Charles Robert Fennell, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First Southern Bancorp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 13, 2002


                                           /S/ CHARLES ROBERT FENNELL, JR.
                                           -------------------------------
                                           Charles Robert Fennell, Jr.
                                           Principal Accounting and
                                           Chief Financial Officer