Form 10KSB
period 2002-12-31
FIRST SOUTHERN BANCORP
filed 2003-03-31
CIK 1156366

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

 X     Annual Report under Section 13 or 15(d) of the Securities Exchange Act
----   of 1934 For the fiscal year ended December 31, 2002

       or

       Transition Report under Section 13 or 15(d) of the Securities Exchange
----   Act of 1934

               For the transition period from          to
                                              --------    --------
                        Commission file number 333-66734

                             First Southern Bancorp
                             ----------------------
                 (Name of Small Business Issuer in Its Charter)


       Georgia                          6021                     58-2635782
---------------------         ------------------------       ----------------
(State or other Jurisdiction  (Primary Standard Industrial   (I.R.S. Employer
of Incorporation or           Classification Code Number)    Identification No.)
Organization)


            201 South Main Street
            Statesboro, Georgia                                    30458
            --------------------                                  --------
    (Address of Principal Executive Offices)                     (Zip Code)

                                  912-489-7600
                                  ------------
                 Issuer's Telephone Number, Including Area Code

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
Yes X    No
   ---     ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues (total interest income plus noninterest income) for its most recent fiscal year was $1,101,684.

     The aggregate market value of the Common Stock held by non-affiliates of the Company on March 26, 2003 was $9,195,470. This calculation is based upon an estimate of the fair market value of the Common Stock of $10.00 per share, which was the price of the last trade of which management is aware prior to this date. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

     Transitional Small Business Disclosure Format. (Check one): Yes      No X
                                                                    ---     ---

Item 1.    Description of Business
----------------------------------

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

     o   changes in technology;

     o   changes in monetary and tax policies;

     o   the level of allowance for loan loss;

     o   the rate of delinquencies and amounts of charge-offs;

     o   the rates of loan growth;

     o adverse changes in asset quality and resulting credit risk-related losses and expenses;

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

     On September 13, 2001, we commenced our initial public offering and completed the sale of 919,547 shares of our common stock at $10.00 per share on January 31, 2002. The offering raised $9,195,470 before deducting estimated sales expenses of $70,500. Our directors and executive offices purchased 387,750 shares of common stock at $10.00 per share, for a total of $3,877,500. Upon purchase of these shares, we issued stock warrants to the organizers to purchase an additional 193,875 shares of common stock for $10.00 per share.

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

Marketing Focus

     First Southern National Bank positions itself as "the hometown bank" that cares about its clients. We provide professional and personalized service to our clients by employing well trained, seasoned bankers who are familiar with our market area and our clients' individual needs. Our primary target market includes individuals and small- to medium-sized businesses who desire a consistent and professional relationship with a local banker. Because there is only one other locally owned bank left in Statesboro, we believe we offer a unique banking alternative for the market by offering a higher level of customer service and a management team more focused on the needs of the community than most of our competitors. We believe that this approach is enthusiastically supported by the community. In order to achieve the level of prompt, responsive service that is necessary to attract customers and to develop First Southern National Bank's image as a local bank with an individual focus, we leverage our community-oriented board of directors, convenient branch locations, and local services and decision making to attract and retain customers.

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

     Loan Approval and Review. The bank's loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer's lending authority, the loan request will be considered and approved by an officer with a higher lending limit or the board of directors' loan committee. The bank does not make any loans to any director of the bank unless the loan is approved by the board of directors of the bank and is made on terms not more favorable to the person than would be available to a person not affiliated with the bank. The bank currently adheres to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines in its mortgage loan review process, but may choose to alter this policy in the future. The bank expects to sell residential mortgage loans that it originates on the secondary market.

     Lending Limits. The bank's lending activities are subject to a variety of lending limits imposed by federal law. In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank's capital and unimpaired surplus. Different limits may apply in certain circumstances based on the type of loan or the nature of the borrower, including the borrower's relationship to the bank. These limits increase or decrease as the bank's capital increases or decreases. Unless the bank is able to sell participations in its loans to other financial institutions, the bank is not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

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

     Real Estate Loans. Loans secured by first or second mortgages on real estate make up 74% of the bank's loan portfolio. These loans generally fall into one of two categories: commercial real estate loans or construction and development loans. We make residential real estate loans secured by first or second mortgages on real estate. Each of these categories is discussed in more detail below, including their specific risks. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. The bank generally charges an origination fee for each loan.

     Real estate loans are subject to the same general risks as other loans. Real estate loans are also sensitive to fluctuations in the value of the real estate securing the loan. On first and second mortgage loans we do not advance more than regulatory limits. We require a valid mortgage lien on all real property loans along with a title lien policy which insures the validity and priority of the lien. We also require borrowers to obtain hazard insurance policies and flood insurance if applicable. Additionally, certain types of real estate loans have specific risk characteristics that vary according to the collateral type securing the loan and the terms and repayment sources for the loan.

     We have the ability to originate some real estate loans for sale into the secondary market. We limit our interest rate and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan.

     o Commercial Real Estate Loans. Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. Inherent in commercial real estate loans' credit risk is the risk that the primary source of repayment, the operating commercial real estate company, will be insufficient to service the debt. If a real estate loan is in default, we also run the risk that a the value of a commercial real estate loan's secured real estate will decrease, and thereby be insufficient to satisfy the loan. To mitigate these risks, we evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals. We typically review all of the personal financial statements of the principal owners and require their personal guarantees. These reviews generally reveal secondary sources of payment and liquidity to support a loan request.

     o Construction and Development Real Estate Loans. We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own home. The term of construction and development loans is generally limited to 18 months, although payments may be structured on a longer amortization basis. Most loans mature and require payment in full upon the sale of the property. Construction and development loans generally carry a higher degree of risk than long term financing of existing properties. Repayment usually depends on the ultimate completion of the project within cost estimates and on the sale of the property. Specific risks include:

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

     o Residential Real Estate Loans. These loans generally have longer terms up to 30 years. We offer fixed and adjustable rate mortgages, and we sell some or all of the residential real estate loans that we generate in the secondary market. Inherent in residential real estate loans' credit risk is the risk that the primary source of repayment, the residential borrower, is insufficient to service the debt. If a real estate loan is in default, we also run the risk that a the value of a residential real estate loan's secured real estate will decrease, and thereby be insufficient to satisfy the loan. To mitigate these risks, we evaluate each borrower on an individual basis and attempt to determine its credit profile. By selling these loans in the secondary market, we significantly reduce our exposure to credit risk because the loans are underwritten through a third party agent without any recourse against the bank.

     Commercial Loans. The bank makes loans for commercial purposes in various lines of businesses. Equipment loans are typically made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment. We focus our efforts on commercial loans of less than $1,000,000. Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases principal is typically due at maturity. Trade letters of credit, standby letters of credit, and foreign exchange are handled through a correspondent bank as agent for the bank. Commercial loans primarily have risk that the primary source of repayment, the borrowing business, isisficient to service the debt. Often this occurs as the result of changes in local economic conditions or in the industry in which the borrower operates which impact cash flow or collateral value.

     We expect to also offer small business loans utilizing government enhancements such as the Small Business Administration's 7(a) program and SBA's 504 programs. These loans are typically partially guaranteed by the government which may help to reduce the bank's risk. Government guarantees of SBA loans does not exceed 80% of the loan value, and is generally less.

     Consumer Loans. The bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit such as credit cards. Installment loans typically carry balances of less than $50,000 and are amortized over periods up to 60 months. Consumer loans may be offered on a single maturity basis where a specific source of repayment is available. Revolving loan products typically require monthly payments of interest and a portion of the principal. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they are often dependent on the borrower's employment status as the sole source of repayment and some of them are unsecured.

     We also offer home equity loans. Our underwriting criteria for and the risks associated with home equity loans and lines of credit is generally the same as those for first mortgage loans. Home equity lines of credit typically have terms of 15 years or less, typically carry balances less than $125,000, and may extend up to 100% of the available equity of each property.

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

     Allowance for Loan Losses. We maintain an allowance for loan losses, which we establish through a provision for loan losses charged against income. We charge loans against this allowance when we believe that the collectibility of the principle is unlikely. The allowance is an estimated amount that we believe is adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. As of December 31, 2002 our allowance for loan losses is 1.55% of loans. Over time, we will continue to base the loan loss reserves on our evaluation of factors including; changes in the nature and volume of the loan portfolio, overall portfolio quality, and specific problem loans and commitments that may affect the borrower's ability to pay. We have not experienced any charge-offs in 2002. We had no past due loans past 30 days, and no non-accrual loans or other real estate and repossessions as of December 31, 2002.

Deposit Services

     We offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our principal market area at rates competitive to those offered in the Bulloch County area. In addition, we offer certain retirement account services, including IRAs. We solicit these accounts from individuals, businesses, and other organizations.

Other Banking Services

     The bank offers other bank services including cash management services such as sweep accounts for commercial businesses. In addition, lines of credit, 24-hour telephone banking and PC/internet delivery are being considered for development. We offer safe deposit boxes, direct deposit of payroll and social security checks, U.S. Savings Bonds, travelers checks, and automatic drafts for various accounts. The bank is associated with the Honor and Cirrus ATM networks so that its customers may access their funds throughout the country. We believe that by being associated with a shared network of ATMs, we are better able to serve our clients and we are able to attract clients who are accustomed to the convenience of using ATMs, although we do not believe that maintaining this association is critical to our success. We began offering these services shortly after opening the bank. We also offer debit card and credit card services through a correspondent bank as an agent for the bank. We do not expect the bank to exercise trust powers during its initial years of operation.

Market Share

     In 2002, deposits in Bulloch County were $573 million. Our deposits were approximately 4% of the total deposits in the county in 2002.

Employees

     As of March 26, 2003, the bank had approximately 17 full time employees and four part time employees. First Southern Bancorp, as the holding company for the bank, does not have any employees other than its officers, who are also bank employees.


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

USA Patriot Act of 2001

     In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

         Investments, Control, and Activities. With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

     o   acquiring substantially all of the assets of any bank;
     o acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or
     o   merging or consolidating with another bank holding company.

     In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and no other person owns a greater percentage of that class of voting securities immediately after the transaction. Our common stock is registered under Section 15(d) of the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

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

     The Federal Reserve Board imposes certain capital requirements on First Southern Bancorp under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations." Subject to its capital requirements and certain other restrictions, First Southern Bancorp is able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to First Southern Bancorp. Our ability to pay dividends is subject to regulatory restrictions as described below in "The Bank - Dividends." First Southern Bancorp is also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws. As a bank holding company registered under the Financial Institutions Code of Georgia, we must provide the Georgia Department of Banking and Finance with information regarding the financial, management, and operation condition of First Southern Bancorp and First Southern National Bank.

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

     The Office of the Comptroller of the Currency and the FDIC regulates or monitors virtually all areas of the bank's operations, including:

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

     Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund and Savings Association Insurance Fund are maintained for commercial banks and savings associations with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. In 1993, the FDIC adopted a rule which establishes a risk-based deposit insurance premium system for all insured depository institutions. Under this system, until mid-1995 depository institutions paid to Bank Insurance Fund or Savings Association Insurance Fund from $0.23 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semiannual basis. Once the Bank Insurance Fund reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well-capitalized banks, eventually eliminating premiums for well-capitalized banks, with a minimum semiannual assessment of $1,000. However, in 1996 Congress enacted the Deposit Insurance Funds Act of 1996, which eliminated even this minimum assessment. It also separated the Financial Corporation assessment to service the interest on its bond obligations. The amount assessed on individual institutions, including the bank, by Financial Corporation assessment is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification increases the bank's cost of funds, and we may not be able to pass these costs on to our customers.

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

     The Federal Reserve Board has recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. In addition, under Regulation W:

     o a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;
     o covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and
     o with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

     Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank's capital and surplus. Comments on the proposed rule were due by January 13, 2003.

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

     Branching. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current Georgia law, the bank may open branch offices throughout Georgia with the prior approval of the Office of the Comptroller of the Currency. In addition, with prior regulatory approval, the bank is able to acquire existing banking operations in Georgia. Furthermore, federal legislation has recently been passed which permits interstate branching. The new law permits out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks.

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

     The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. We qualify as "well capitalized."

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

     These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from the holding company may be necessary, which could impact our ability to pay dividends. Our capital levels are more than adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time.

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

Item 2.  Description of Property
--------------------------------

     Our main office is located at 201 South Main Street, Statesboro, Georgia 30458, in downtown Statesboro. We have moved out of our temporary facility at this location and opened up for business in our new permanent building as of December 30, 2002. We completed construction of this building at a cost of $2.4 million.

Item 3.    Legal Proceedings.
----------------------------

     None.

Item 4.    Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5.    Market for Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------

     We completed our initial offering in February 2002. There is no public trading market for our common stock, and there is no source of the high and low bid price for these shares.

The following table sets forth equity compensation plan information at December 31, 2002.

                      Equity Compensation Plan Information
                                                                                                  Number of securities
                                     Number of securities                                        remaining available for
                                         to be issued                 Weighted-average            future issuance under
                                     upon exercise of                 exercise price of        equity compensation plans (c)
                                    outstanding options,            outstanding options,          (excluding securities
Plan Category                      warrants and rights(a)         warrants and rights (b)        reflected in column(a))
-------------                      -------------------            -------------------            -----------------------

Equity compensation                        137,932                         $10.00                      43,578
plans approved by
security holders(1)

Equity compensation                        190,109                         $10.00                           0
plans not approved
by security holders(2)

         Total                             328,041                                                     43,578

(1) The number of shares of common stock available under the First Southern Bancorp, Inc. 2002 Stock Incentive Plan is currently 137,932, and it will automatically increase each time we issue additional shares so that it continues to equal 15% of our total outstanding shares.

(2) In connection with our initial public offering in 2001, we issued 190,109 warrants to our organizing directors at an exercise price of $10.00 per share with a term of 10 years.

     After closing our offering on February 5, 2002 and issuing 919,547 shares of common stock in return for net proceeds of $9,124,970, we capitalized the bank with $6,700,000. The remainder of the amount we raised will be used for general working capital purposes.

Item 6.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operation
--------------------

                             First Southern Bancorp

                                Table of Contents



                                                                          Page

Selected Financial Data................................................... A-2
Management's Discussion and Analysis of Financial Condition
     and Results of Operations............................................ A-3
Report of Independent Certified Public Accountants........................ A-12
Consolidated Financial Statements......................................... A-13
Notes to Consolidated Financial Statements................................ A-18
Corporate and Shareholder Information..................................... A-28

                          FIRST SOUTHERN NATIONAL BANK

                             SELECTED FINANCIAL DATA
                      (in thousands except per share data)

                                                        2002              2001

FOR THE YEAR
     Net interest income (expense)              $     724,802           (19,122)
     Provision for loan losses                        375,000                 -
     Noninterest income                               217,650                 -
     Noninterest expense                            1,533,875           380,210
     Net loss                                   $    (966,423)         (399,332)

PER COMMON SHARE
     Basic earnings (loss)                      $       (1.05)             (.43)
     Diluted earnings (loss)                            (1.05)             (.43)
     Cash dividends declared                                -                 -
     Book value                                 $        8.45                 -

AT YEAR END
     Loans, net                                 $  23,772,372                 -
     Earnings assets                               28,769,761                 -
     Assets                                        31,913,765                 -
     Deposits                                      24,063,029                 -
     Stockholders' equity                       $   7,768,369                 -
     Common shares outstanding                        919,547                 -

AVERAGE BALANCES
     Loans                                      $  10,625,401                 -
     Earnings assets                               15,898,866                 -
     Assets                                        18,024,602                 -
     Deposits                                      10,478,073                 -
     Stockholders' equity                       $   8,058,708                 -
     Weighted average shares
        outstanding                                   919,547                 -

KEY PERFORMANCE RATIOS
     Return on average assets                           (5.93%)               -
     Return on average stockholders'
        equity                                         (13.26%)               -
     Net interest margin                                 4.07%                -
     Dividend payout ratio                                  -                 -
     Average equity to average assets                   44.71%                -

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                     General

First Southern Bancorp is a bank holding company headquartered in Statesboro, Georgia organized to own all of the common stock of its bank subsidiary, First Southern National Bank. The principal activity of the bank is to provide banking services to domestic markets, principally in Bulloch County, Georgia. The bank is primarily regulated by the Office of the Comptroller of the Currency ("OCC") and undergoes periodic examinations by this regulatory agency. Our bank holding company is regulated by the Federal Reserve Bank and also is subject to periodic examinations.

In 2001, we commenced an initial public offering of up to 1,000,000 shares of our common stock. The stock sale resulted in the issuance of 919,547 shares at a price of $10.00 per share. The offering resulted in capital of $9,124,970, net of offering expenses of $70,500. The bank opened for business on February 5, 2002 at 201 South Main Street, Statesboro, Georgia 30458.

The following discussion focuses on significant changes in the financial condition and results of operations during the year ended December 31, 2002. Since our bank did not open until February 5, 2002, comparison of 2002 amounts to prior periods would not be meaningful. We reported our company as developmental stage entity as of December 31, 2001. This discussion and the financial information contained herein are presented to assist the reader in understanding and evaluating our financial condition, results of operations, and future prospects and should be read as a supplement to and in conjunction with the Consolidated Financial Statements and Related Notes.

                           Forward-Looking Statements

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

     o   changes in technology;

     o   changes in monetary and tax policies;

     o   the level of allowance for loan loss;

     o   the rate of delinquencies and amounts of charge-offs;

     o   the rates of loan growth;

     o adverse changes in asset quality and resulting credit risk-related losses and expenses;

     o   changes in the securities markets; and

     o other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

                              Results of Operations

A comparison between 2002 and 2001 is not relevant due to the fact that the bank was only open for business for a portion of the year during 2002 and was not open during 2001.

Net loss for 2002 was $966,000 or $1.05 per common share. Our operational results depend to a large degree on net interest income, which is the difference between the interest income received from investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense, which is paid on deposit liabilities. Net interest income was $725,000 for the year ended December 31, 2002.

The provision for loan losses in 2002 was $375,000. The provision for loan losses reflects management's estimate of potential losses inherent in the loan portfolio and the creation of an allowance for loan losses adequate to absorb such losses.


Other operating income for the year ended December 31, 2002, totaled $218,000. Other operating income includes services charges on deposit accounts and mortgage origination fee income. Declining interest rates during 2002 provided us with an opportunity to derive significant income from the origination of mortgage loans. Other operating expenses in 2002 were $1,534,000. The largest component of other operating expenses is salaries and benefits, which totaled $752,000 for the year ended December 31, 2002.


In 2002, we recognized no income tax benefit due to the fact that realization of such a benefit is dependent upon future earnings or our company.

Net Interest Income

For the year ended December 31, 2002, net interest income totaled $725,000. Interest income from loans, including fees was $729,000, representing a yield of 7.61%. Interest expense totaled $159,000 for the year ended December 31, 2002. The net interest margin realized on earning assets and the interest rate spread were 5.06% and 4.20%, respectively, for the year ended December 31, 2002.

Average Balances and Interest Rates

The table below shows the average balance outstanding for each category of interest earning assets and interest-bearing liabilities for 2002 and the average rate of interest earned or paid thereon. Average balances have been derived from the daily balances throughout the period indicated. Yields and rates have been annualized based on the date that the bank opened, February 5, 2002. A rate volume analysis is not presented due to the fact that the bank was not open in 2001.

                                                                                    Average                       Yield/
                                                                                    Balance         Interest       Rate
                                                                                    -------         --------       ----
Assets:
   Interest earning assets:
     Loans (including loan fees)                                            $     10,625,401         728,700      7.61%
     Investment securities                                                         2,521,640          81,119      3.57%
     Federal funds sold                                                            2,751,825          74,215      2.99%
                                                                                  ----------         -------
  Total interest earning assets                                                   15,898,866         884,034      6.17%
  Other non-interest earning assets                                                2,125,736
                                                                                  ----------
           Total assets                                                     $     18,024,602
                                                                                  ==========

Liabilities and stockholders' equity:
    Interest-bearing liabilities:
     Deposits:
       Interest-bearing demand                                              $      4,292,979          46,619      1.20%
       Savings                                                                       345,839           3,753      1.20%
       Time                                                                        4,301,916         108,043      2.79%
     Other                                                                            33,208             817      2.73%
                                                                                  ----------         -------
           Total interest-bearing liabilities                                      8,973,942         159,232      1.97%

    Other non-interest bearing liabilities                                           991,952
    Stockholders' equity                                                           8,058,708
                                                                                  ----------

           Total liabilities and stockholders' equity                       $     18,024,602
                                                                                  ==========

Excess of interest-earning assets over interest-bearing liabilities         $      6,924,924
                                                                                  ==========

Ratio of interest-earning assets to interest-bearing liabilities                     177%

Net interest income                                                                                  724,802
                                                                                                     =======

Net interest spread                                                                                               4.20%
                                                                                                                  =====

Net interest margin                                                                                               5.06%
                                                                                                                  ====

There were no non-accrual loans during 2002.

Interest Rate Sensitivity and Asset Liability Management

Interest rate sensitivity measures the timing and magnitude of the repricing of assets compared with the repricing of liabilities and is an important part of asset/liability management of a financial institution. The objective of interest rate sensitivity management is to generate stable growth in net interest income, and to control the risks associated with interest rate movements. Management constantly reviews interest rate risk exposure and the expected interest rate environment so that adjustments in interest rate sensitivity can be timely made. Since the assets and liabilities of a bank are primarily monetary in nature (payable in fixed, determinable amounts), the performance of a bank is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the bank's net interest income in general terms during periods of movement in interest rates. In general, if the bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At December 31, 2002, the bank, as measured by Gap, is in an asset sensitive position. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2002, that are expected to mature, prepay, or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The Bank's savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the "Three Months or Less" category, although historical experience has proven these deposits to be more stable over the course of a year.

                              At December 31, 2002
                            Maturing or Repricing in
                            ------------------------
                             (dollars in thousands)

                                                       3 Months or     4 Months to       1 to 5         Over 5
                                                          Less          12 Months        Years          Years        Total
                                                          ----          ---------        -----          ------       -----

Interest-earning assets:
   Federal funds sold                                 $   1,378              -               -               -        1,378
   Investment securities                                      -              -           3,048             197        3,245
   Loans                                                 13,085          3,880           6,629             553       24,147
                                                         ------          -----           -----           -----       ------

Total interest-bearing assets:                           14,463          3,880           9,677             750       28,770
                                                         ------          -----           -----           -----       ------

Interest-bearing liabilities:
   Deposits:
      Savings and demand                                  7,805              -               -               -        7,805
      Time deposits                                         896          7,512           4,410               -       12,818
                                                         ------          -----           -----           -----       ------

Total interest-bearing liabilities                        8,701          7,512           4,410               -       20,623
                                                         ------          -----           -----           -----       ------

Interest sensitive difference per period              $   5,762         (3,632)          5,267             750        8,147
                                                         ======          =====           =====           =====       ======
Cumulative interest sensitivity difference            $   5,762          2,130           7,397           8,147
                                                         ======          =====           =====           =====
Cumulative difference to total assets                       18%             7%             23%             26%
                                                         ======          =====           =====           =====



At December 31, 2002, the difference between the bank's liabilities and assets repricing or maturing within one year was $2,130,000. Due to an excess of assets repricing or maturing within one year, a drop in interest rates would cause the bank's net interest income to decline.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may reflect changes in market interest rates differently. Additionally, certain assets, such as adjustable-rate mortgages, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset. Other factors which may affect the assumptions made in the table include changes in interest rates, pre-payment rates, early withdrawal levels, and the ability of borrowers to service their debt.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level. The provision charged to expense was $375,000 for the year ended December 31, 2002. The provision has been a result of management's efforts to increase the allowance to match the growth in the loan portfolio. The allowance for loan losses was 1.55% of gross loans at December 31, 2002. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. We have not experienced any charge-offs in 2002. We had no past due and non-accrual loans, other real estate and repossessions as of December 31, 2002.

Nononinterest Income and Expense

Noninterest income for the year ended December 31, 2002 totaled $218,000. The largest component of other income is residential mortgage origination fees, which totaled $166,000 during 2002. Lower market interest rates created significant refinancing volume in the residential mortgage market, and we were able to facilitate the origination of a substantial amount of mortgage loans in 2002. If interest rates increase this year over mortgage volume, the amount of our origination fees, consequently may decrease. Service charges on deposit accounts totaled $51,000 during the year ended December 31, 2002.

Total noninterest expense for the year ended December 31, 2002 was $1,533,000. Salaries and benefits, the largest component of noninterest expense, totaled $752,000 for the year ended December 31, 2002. Net occupancy and equipment expense was $119,000 during 2002 and other operating expenses totaled $662,000 during 2002. We completed construction of and moved into our main office in January of 2003. Through December of 2002, we occupied an office adjacent to our main office, while the main office was under construction.


                               Financial Condition

Total assets were $31,914,000 as of December 31, 2002. The primary source of growth in assets was net loans, which totaled $23,772,000 or 75% of total assets as of December 31, 2002. Investment securities available-for-sale totaled $3,048,000 at December 31, 2002. Total deposits were $24,063,000 or 75% of total assets as of December 31, 2002.

Interest-Earning Assets

Loans

Gross loans totaled $24,147,000 at December 31, 2002. The largest classification of loans was in real estate mortgage loans, which totaled $13,702,000 or 56.74% at December 31, 2002. Balances within the major loans receivable categories as of December 31, 2002 are as follows:


Commercial, financial and agricultural                 $   3,787,776     15.69%
Real estate - mortgage                                    13,702,189     56.74%
Real estate - construction                                 4,297,996     17.80%
Consumer and other                                         2,359,411      9.77%
                                                          ----------    -------

                                                       $  24,147,372    100.00%
                                                          ==========    =======

As of December 31, 2002, maturities of loans in the indicated classifications were as follows:

                                            Real Estate
                         Commercial        Construction           Total
                         ----------        ------------           -----
Maturity

Within 1 year           $ 2,797,410           3,662,484           6,459,894
1 to 5 years                966,905             635,512           1,602,417
Over 5 years                 23,461                   -              23,461
                          ---------           ---------           ---------
        Totals          $ 3,787,776           4,297,996           8,085,772
                          =========           =========           =========

As of December 31, 2002, the interest terms of loans in the indicated classification for the indicated maturity ranges are as follows (amounts are presented in thousands):

                                   Fixed            Variable
                                   Interest         Interest
                                   Rates            Rates             Total
                                   --------         --------          -----

Commercial
     1 to 5 years                  $ 935,226         31,679          966,905
     Over 5 years                     23,461              -           23,461

Real estate - construction
     1 to 5 years                          -        635,512          635,512
                                     -------        -------        ---------
                                   $ 958,687        667,191        1,625,878
                                     =======        =======        =========

Investment Securities

Investment securities available-for-sale totaled $3,048,000 at December 31, 2002. All of the bank's marketable investment securities were designated as available-for-sale at December 31, 2002 and consisted of United States Government agencies. The amortized cost of these investment securities was $3,034,000 at December 31, 2002.

The following table presents the maturities of investment securities at carrying value and the weighted average yields for each range of maturities presented.


                                         U S Government         Weighted Average
                                            Agencies                  Yields
                                            --------                  ------
Maturities at December 31, 2002

Within 1 year                              $          -                    -
After 1 through 5 years                       3,047,889                 2.55%
After 5 through 10 years                              -                    -
After 10 years                                        -                    -
                                              ---------                 ----
Totals                                     $  3,047,889                 2.55%
                                              =========                 ====

Deposits

At December 31, 2002, deposits totaled $24,063,000. Noninterest-bearing demand deposits were $3,439,000 or 14% of total deposits and interest-bearing deposits were $20,624,000 or 86% of total deposits.

Balances within the major deposit categories as of December 31, 2002 are as follows:


Noninterest-bearing demand deposits              $  3,439,172            14.29%
Interest-bearing demand deposits                    7,068,434            29.37%
Savings deposits                                      736,440             3.06%
Certificates of deposit $100,000 and over           4,696,766            19.53%
Other time deposits                                 8,122,217            33.75%
                                                   ----------           ------
                                                 $ 24,063,029           100.00%
                                                   ==========           ======

The average balance of deposits and the average rates paid on such deposits are summarized for 2002 in the following table. Interest costs have been annualized based on the bank's opening date of February 5, 2002.


                                            Amount               Rate

Noninterest-bearing demand              $ 1,537,339                 -
Interest-bearing demand                   4,292,979              1.20%
Savings                                     345,839              1.20%
Time deposits                             4,301,916              2.79%
                                         ----------
     Totals                             $10,478,073
                                         ==========


Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2002, are summarized as follows:


       Within 3 months                                   $    500,000
       After 3 through 12 months                            2,623,624
       After 12 months                                      1,573,142
                                                            ---------
       Total                                             $  4,696,766
                                                            =========


Capital Resources

Shareholders' equity totaled $7,768,000 at December 31, 2002. We raised capital in the amount of $9,124,970 during our initial public offering, which was completed in February 2002. Our net loss for the year ended December 31, 2002 was $966,000 and other comprehensive income, net of tax, increased $9,000.

Bank holding companies, such as us, and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders' equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in our assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines.

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the bank's risk-based capital ratios at December 31, 2002:

   Tier 1 capital (to risk-weighted assets)                            20.65%
   Total capital (to risk-weighted assets)                             22.00%
   Tier 1 capital (to total average assets)                            20.87%

Liquidity

The bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors' accounts and to supply new borrowers with funds. To meet these obligations, the bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match the maturities to meet liquidity needs. It is the policy of the bank to monitor its liquidity to meet regulatory requirements and their local funding requirements.

We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. Most letters of credit extend for less than one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. Our exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the instrument.

Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit policies in making commitments to extend credit as we do for on-balance-sheet instruments. Collateral held for commitments to extend credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of December 31, 2002:

         Commitments to extend credit                       $  4,351,000
         Standby letters of credit                          $     19,000


Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. Although the bank's loan portfolio is diversified, a substantial portion of its borrowers' ability to honor the terms of their loans is dependent on the economic conditions in Bulloch County and surrounding areas.

The bank maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, the bank has arrangements with commercial banks for short term unsecured advances up to $4,000,000.

Cash and cash equivalents as of December 31, 2002 increased $2,448,000 from December 31, 2001. Cash used by operating activities totaled $1,108,000 in 2002, while inflows from financing activities totaled $32,077,000, which were attributable to net deposit increases and raising of our initial capital.

During 2002, investing activities used $28,520,000. Investing activities included net loans made to customers of approximately $23,772,000, purchases of investment securities available-for-sale of $6,052,000 and purchases of premises and equipment of $1,500,000, partially offset by maturities of investment securities available-for-sale of approximately $3,000,000.

Inflation

Inflation impacts the growth in total assets in the banking industry and causes a need to increase equity capital at higher than normal rates to meet capital adequacy requirements. We cope with the effects of inflation through the management of interest rate sensitivity gap position, by periodically reviewing and adjusting its pricing of services to consider current costs and through managing our level of net income relative to our dividend payout policy.

Selected Ratios

The following table sets out certain ratios of the Company for the year ended December 31, 2002.


    Net loss to:
         Average stockholders' equity                               13.26%
         Average assets                                              5.93%
    Dividends to net income                                             -
    Average equity to average assets                                44.71%

Recent Accounting Pronouncements

Accounting  standards  that  have  been  issued  or  proposed  by the  Financial
Accounting Standards Board and other standard setting entities that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Board of Directors
First Southern Bancorp
Statesboro, Georgia

We have audited the accompanying consolidated balance sheets of First Southern Bancorp and subsidiary as of December 31, 2002 and 2001, and the related statements of operations, changes in shareholders' equity, comprehensive income and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Southern Bancorp and subsidiary as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





/s/ PORTER KEADLE MOORE, LLP



Atlanta, Georgia
February 7, 2003

                             FIRST SOUTHERN BANCORP

                           Consolidated Balance Sheets

                           December 31, 2002 and 2001

                                                                                          2002               2001
                                                                                          ----               ----
                                                       Assets
                                                       ------
Cash and due from banks                                                                $    1,122,089           51,628
Federal funds sold                                                                          1,378,000                -
                                                                                            ---------        ---------

         Cash and cash equivalents                                                          2,500,089           51,628

Restricted cash                                                                                     -        7,088,830
Investment securities available-for-sale                                                    3,047,889                -
Other investments                                                                             196,500                -
Deferred offering costs                                                                             -           69,472
Loans, net                                                                                 23,772,372                -
Premises and equipment, net                                                                 2,130,980          659,705
Accrued interest receivable and other assets                                                  265,935                -
                                                                                           ----------        ---------

                                                                                       $   31,913,765        7,869,635
                                                                                           ==========        =========

                                    Liabilities and Shareholders' Equity (Deficit)
                                    ----------------------------------------------

Liabilities:
      Deposits:
         Noninterest-bearing demand                                                    $    3,439,172                -
         Interest-bearing demand                                                            7,068,434                -
         Savings                                                                              736,440                -
         Time                                                                              12,818,983                -
                                                                                           ----------        ---------

            Total deposits                                                                 24,063,029                -

      Accrued interest payable and other liabilities                                           82,367
      Subscribers' deposits                                                                         -        7,088,830
      Line of credit                                                                                -        1,180,037
                                                                                           ----------        ---------

             Total liabilities                                                             24,145,396        8,268,867
                                                                                           ----------        ---------

Shareholders' equity (deficit):
        Preferred stock, $.01 par value; 10,000,000 shares authorized;
           no shares issued and outstanding                                                         -                -
        Common stock, $.01 par value; 10,000,000 shares authorized; 919,547
           and 10 shares issued and outstanding in 2002 and 2001, respectively                  9,195                -
        Additional paid-in capital                                                          9,115,775              100
        Accumulated deficit                                                                (1,365,755)        (399,332)
        Accumulated other comprehensive income                                                  9,154                -
                                                                                           ----------        ---------

             Total shareholders' equity (deficit)                                           7,768,369         (399,232)
                                                                                           ----------        ---------

                                                                                       $   31,913,765        7,869,635
                                                                                           ==========        =========




See accompanying notes to consolidated financial statements.

                             FIRST SOUTHERN BANCORP

                      Consolidated Statements of Operations

                 For the Years Ended December 31, 2002 and 2001




                                                                                         2002           2001
                                                                                         ----           ----
Interest income:
      Interest and fees on loans                                                    $   728,700              -
      Interest and dividends on investment securities                                    81,119              -
      Interest on Federal funds sold                                                     74,215              -
                                                                                      ---------       --------

      Total interest income                                                             884,034              -
                                                                                      ---------       --------

Interest expense:
      Interest expense on deposits                                                      158,415              -
      Other interest expense                                                                817         19,122
                                                                                      ---------       --------

      Total interest expense                                                            159,232         19,122
                                                                                      ---------       --------

      Net interest income (expense)                                                     724,802        (19,122)

Provision for loan losses                                                               375,000              -
                                                                                      ---------       --------

      Net interest income (expense) after provision for loan losses                     349,802        (19,122)
                                                                                      ---------       --------

Other income:
      Service charges on deposit accounts                                                51,465              -
      Residential mortgage origination fees                                             166,185              -
                                                                                      ---------       --------

             Total other income                                                         217,650              -
                                                                                      ---------       --------

Other expense:
      Salaries and benefits                                                             752,091         87,285
      Net occupancy and equipment                                                       119,358         75,614
      Other operating                                                                   662,426        217,311
                                                                                      ---------       --------

             Total other expense                                                      1,533,875        380,210
                                                                                      ---------       --------

             Net loss                                                               $  (966,423)      (399,332)
                                                                                      =========       ========

             Basic and diluted loss per share                                       $     (1.05)          (.43)
                                                                                      =========       ========








See accompanying notes to consolidated financial statements.

                             FIRST SOUTHERN BANCORP

           Consolidated Statements of Changes in Shareholders' Equity

                 For the Years Ended December 31, 2002 and 2001



                                                                                           Accumulated
                                                         Additional                           Other
                                           Common         paid-in        Accumulated      Comprehensive
                                           Stock          Capital          Deficit           Income            Total
                                           -----          -------          -------           ------            -----

Issuance of common stock
  to organizer                           $     -              100                -                -                100

Net loss                                       -                -         (399,332)               -           (399,332)
                                           -----        ---------       ----------            -----          ---------

Balance, December 31, 2001                     -              100         (399,332)               -           (399,232)

Redemption of stock to organizer               -             (100)               -                -               (100)

Sale of common stock, net of
   offering expenses of $70,500            9,195        9,115,775                -                -          9,124,970

Net loss                                       -                -         (966,423)               -           (966,423)

Change in unrealized gain/loss
on securities available for sale,
net of tax                                     -                -                -            9,154              9,154
                                           -----        ---------       ----------            -----          ---------

Balance, December 31, 2002               $ 9,195        9,115,775       (1,365,755)           9,154          7,768,369
                                           =====        =========       ==========            =====          =========









See accompanying notes to consolidated financial statements.

                             FIRST SOUTHERN BANCORP

             Consolidated Statements of Comprehensive Income (Loss)

                 For the Years Ended December 31, 2002 and 2001

                                                             2002         2001
                                                             ----         ----

Net loss                                               $  (966,423)    (399,332)
                                                          --------     --------
Other comprehensive income, net of tax:
  Unrealized gains on investment
    securities available-for-sale:
      Unrealized gains arising during the period           14,303            -
      Income tax expense related to
       investment securities available-for-sale            (5,149)           -
                                                         --------     --------

Other comprehensive income                                  9,154            -
                                                         --------     --------

Comprehensive loss                                    $  (957,269)    (399,332)
                                                         ========     ========











See accompanying notes to consolidated financial statements.

                             FIRST SOUTHERN BANCORP

                      Consolidated Statements of Cash Flows

                 For the Years Ended December 31, 2002 and 2001

                                                                                               2002             2001
                                                                                               ----             ----
Cash flows from operating activities:
      Net loss                                                                           $   (966,423)        (399,332)
         Adjustments to reconcile net loss to
            net cash used by operating activities:
               Provision for loan losses                                                      375,000                -
               Depreciation, amortization and accretion                                        46,648                -
               Change in:
                  Other assets                                                               (271,084)               -
                  Other liabilities                                                            82,367                -
                                                                                          -----------        ---------

                      Net cash used by operating activities                                  (733,492)        (399,332)
                                                                                          -----------        ---------

Cash flows from investing activities:
      Proceeds from maturities and paydowns
         of investment securities available-for-sale                                        3,000,000                -
      Purchases of investment securities available-for-sale                                (6,051,866)               -
      Purchases of other investments                                                         (196,500)               -
      Net change in loans                                                                 (24,147,372)               -
      Purchases of premises and equipment                                                  (1,499,643)        (659,705)
                                                                                          -----------         --------

                      Net cash used by investing activities                               (28,895,381)        (659,705)
                                                                                          -----------        ---------

Cash flows from financing activities:
      Net change in deposits                                                               24,063,029                -
      Proceeds from sale of common stock                                                    9,195,470              100
      Repayment of organizational share of stock                                                 (100)               -
      Deferred offering costs                                                                  (1,028)         (69,472)
      Change in line of credit                                                             (1,180,037)       1,180,037
                                                                                          -----------        ---------

                      Net cash provided by financing activities                            32,077,334        1,110,665
                                                                                          -----------        ---------

Net change in cash and cash equivalents                                                     2,448,461           51,628

Cash and cash equivalents at beginning of the period                                           51,628                -
                                                                                          -----------        ---------

Cash and cash equivalents at end of the period                                           $  2,500,089           51,628
                                                                                          ===========        =========

Noncash investing and financing activities:
      Change in unrealized gain/loss on securities
         available-for-sale, net of tax                                                  $      9,154                -
      Change in restricted assets and subscribers' deposits                              $ (7,088,830)       7,088,830

Supplemental information of amounts paid for
      interest, net of amounts capitalized                                               $    119,811           19,122





See accompanying notes to consolidated financial statements.

                             FIRST SOUTHERN BANCORP

                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies Basis of Presentation The consolidated financial statements include the accounts of First Southern Bancorp (the "Company") and its wholly owned subsidiary, First Southern National Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

       The Company raised $9,124,970, net of offering expenses of $70,500, through the sale of 919,547 shares of its $.01 par value common stock at $10.00 per share and was incorporated for the purpose of becoming a bank holding company. The Bank commenced business on February 5, 2002 upon receipt of its banking charter from the Office of the Comptroller of Currency ("OCC"). The Bank is primarily regulated by the OCC and undergoes periodic examinations by this regulatory agency. The Company is regulated by the Federal Reserve Bank and also is subject to periodic examinations. The Bank provides a full range of commercial and consumer banking services throughout Bulloch County in Georgia.

       Operations through February 5, 2002 related primarily to expenditures by the organizers for incorporating and organizing the Company. The Company was reported on as a development stage corporation for the period ended December 31, 2001.

       The accounting principles followed by the Company and the Bank, and the methods of applying these principles, conform with accounting principles generally accepted in the United States of America (GAAP) and with general practices in the banking industry. In preparing the financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from these estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, and valuation allowances associated with the realization of deferred tax assets, which are based on future taxable income.

       Cash and Cash Equivalents
       -------------------------
       Cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

       Investment Securities
       ---------------------
       The Company classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale. At December 31, 2002, all securities are classified as available-for-sale.

       Available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses, net of the related tax effect, on securities available-for-sale are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer.

       A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security.

       Premiums and discounts are amortized or accreted over the life of the related securities as adjustments to the yield. Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

       Other Investments
       -----------------
       Other investments include equity securities with no readily determinable fair value. These investments are carried at cost.

                             FIRST SOUTHERN BANCORP

(1)    Summary of Significant Accounting Policies, continued
       Loans and  Allowance  for Loan Losses
       -------------------------------------
       Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

       A loan is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price, or at the fair value of the collateral of the loan if the loan is collateral dependent. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful.

       The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

       Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality and review of specific problem loans.

       Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different than those of management.

       Premises and Equipment
       ----------------------
       Premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Costs incurred for maintenance and repairs are expensed currently.

       Depreciation expense is computed over the following estimated useful lives:

            Furniture and equipment        5 - 10 years

       Income Taxes
       ------------
       Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

                             FIRST SOUTHERN BANCORP

(1)    Summary of Significant Accounting Policies, continued
       Line of Credit
       --------------
       Organization, offering and pre-opening costs, as well as costs for modification of the buildings, incurred prior to opening for business were funded under a line of credit. The line of credit, which was guaranteed by the organizers, was repaid upon consummation of the stock offering.

       Net Earnings (Loss) Per Share
       -----------------------------
       Earnings (loss) per share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The presentation of earnings per share is required on the face of the statement of operations with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Additionally, the reconciliation of the amounts used in the computation of both "earnings per share" and "diluted earnings per share" is required.

       For  2002,  the  potential   effect  of  outstanding   options  would  be
       anti-dilutive, and therefore is not presented. Anti-dilutive potential stock issuances totaled 283,262 at December 31, 2002.

       For 2002 and 2001, net loss per share is calculated by dividing net loss by the number of common shares sold in the initial public offering (919,547), which are considered outstanding for all periods presented.

       Stock-Based Compensation
       ------------------------
       At December 31, 2002, the Company sponsors stock-based compensation plans, which are described more fully in Note 8. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the year ended December 31, 2002.

          Net loss as reported                                  $     (966,423)

          Deduct: Total stock-based employee compensation
            expense determined under fair-value based method
            for all awards                                            (203,084)
                                                                    ----------

          Pro forma net loss                                    $   (1,169,507)
                                                                    ==========
          Basic and diluted loss per share:

            As reported                                         $        (1.05)
                                                                    ==========

            Pro forma                                           $        (1.27)
                                                                    ==========
       Restricted Assets and Subscribers' Deposits
       -------------------------------------------
       Restricted assets of $7,088,830 at December 31, 2001 consisted of cash and represent amounts deposited by the Company in connection with its initial offering. Subscribers' deposits represented amounts deposited with the Company by potential common stockholders.

                             FIRST SOUTHERN BANCORP

(2)    Investment Securities
       Investment securities available-for-sale at December 31, 2002 are as follows:

                                                                         Gross              Gross           Estimated
                                                    Amortized         Unrealized         Unrealized           Fair
                                                       Cost              Gains             Losses             Value
                                                       ----              -----             ------             -----
         U.S. government agencies                $  3,033,586            15,004               701           3,047,889
                                                    =========            ======               ===           =========


       These U.S. government agency securities mature within one to five years from December 31, 2002. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. There were no sales of securities available-for-sale during 2002.

 (3)   Loans
       Major classifications of loans at December 31, 2002 are summarized as follows:

              Commercial, financial and agricultural           $     3,787,776
              Real estate - mortgage                                13,702,189
              Real estate - construction                             4,297,996
              Consumer                                               2,359,411
                                                                    ----------
                                                                    24,147,372
              Less:   Allowance for loan losses                        375,000
                                                                    ----------

                                                               $    23,772,372
                                                                    ==========

       The Bank grants loans and extensions of credit to individuals and a variety of businesses and corporations located in its general trade area of Bulloch County, Georgia. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

       The Bank provided $375,000 for the year ended December 31, 2002 to the allowance for loan losses for potential problem loans.

(4)    Premises and Equipment
       Major classifications of premises and equipment as of December 31, 2002 and 2001 are summarized as follows:

                                                            2002           2001
                                                            ----           ----
           Land                                       $    604,500       604,500
           Furniture and equipment                         129,247            -
           Construction in process                       1,425,601        55,205
                                                         ---------       -------
                                                         2,159,348       659,705
           Less: Accumulated depreciation                   28,368            -
                                                         ---------       -------

                                                      $  2,130,980       659,705
                                                         =========       =======

      Depreciation expense amounted to $28,368 in 2002.

                             FIRST SOUTHERN BANCORP

(5)    Deposits
       Time deposits in excess of $100,000 totaled $4,697,000 as of December 31, 2002.

       At December 31, 2002, contractual maturities of time deposits are summarized as follows:

               2003                                          $  8,407,515
               2004                                             3,791,739
               2005                                               613,704
               2007                                                 6,025
                                                               ----------
                                                             $ 12,818,983
                                                               ==========

 (6)   Income Taxes
       The components of income tax expense (benefit) for the years ended December 31, 2002 and 2001, are as follows:

                                                             2002         2001
                                                             ----         ----

               Current                                   $        -           -
               Deferred                                     364,575     151,072
               Change in valuation allowance               (364,575)   (151,072)
                                                           --------    --------
                                                         $        -           -
                                                           ========    ========


       The difference between income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate to loss before taxes for the years ended December 31, 2002 and 2001, is as follows:

                                                             2002         2001
                                                             ----         ----

               Pretax loss at statutory rate             $ (328,584)   (135,773)
               Change in valuation allowance                364,575     151,072
               Other                                        (35,991)    (15,299)
                                                           --------    --------
                                                         $        -           -
                                                           ========    ========

       The following summarizes the components of deferred taxes at December 31, 2002 and 2001.

                                                                           2002                 2001
                                                                           ----                 ----
        Deferred income tax assets:
          Allowance for loan losses                                    $   135,530                   -
          Pre-opening expenses                                             136,061              144,480
          Operating loss carryforwards                                     240,044                6,593
          Other                                                              5,191                    -
                                                                          --------              -------

                  Total gross deferred income tax assets                   516,826              151,072
                  Less valuation allowance                                (516,826)            (151,072)
                                                                          --------              -------
                                                                                 -                    -
                                                                          --------              -------

        Deferred income tax liabilities consisting of unrealized
          gains on investment securities available-for-sale                  5,149                    -
                                                                          --------              -------

                  Net deferred income tax liability                    $     5,149                    -
                                                                          ========              =======

                             FIRST SOUTHERN BANCORP

(6)    Income Taxes, continued
       The future tax consequences of the differences between the financial reporting and tax basis of the Company's assets and liabilities resulted in a net deferred tax asset. A valuation allowance was established for the net deferred tax asset, as the realization of these deferred tax assets is dependent on future taxable income. The Company has net operating loss carryforwards totaling approximately $628,000 as of December 31, 2002. These net operating loss carryforwards will begin to expire in 2017.

(7)    Commitments
       The Company has entered into employment agreements with its President and Chief Executive Officer, its Chief Financial Officer and its Chief Credit Officer, providing for initial terms of three years. The agreements provide for base salaries, incentive bonuses based on the Company's performance, stock options, and other perquisites commensurate with their employment.

       The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage its cost of funds. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated balance sheets. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

       Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. The Bank's loans are primarily collateralized by residential and other real properties, automobiles, savings deposits, accounts receivable, inventory and equipment.

       Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. Most letters of credit extend for less than one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

       The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. All standby letters of credit are secured at December 31, 2002.

            Financial instruments whose contract amounts
               represent credit risk:
                 Commitments to extend credit                       $ 4,326,000
                 Standby letters of credit                          $    19,000

(8)    Employee and Director Benefit Plans
       The Company sponsors an employee stock incentive plan. The plan was adopted for the benefit of directors, key officers and employees in order that they may purchase Company stock at a price equal to the fair market value on the date of grant. A total of 137,770 shares were reserved for possible issuance under the plan. The options vest over one to five-year periods and expire after ten years.

       In connection with the Company's formation and initial offering, 188,708 warrants for shares were issued to the organizers. The warrants were issued at the initial offering price of $10 per share and vest evenly over a five-year period. The warrants will be exercisable for a period of ten years following issuance, but generally no later than three months after the holder ceases to serve as a director.

                             FIRST SOUTHERN BANCORP

(8)    Employee and Director Benefit Plans, continued
       The fair value of each option and warrant is estimated on the date of grant using the Minimum Value pricing model with the following assumptions: dividend yield of 0%; risk free interest rate of 4% and an expected life of ten years.

       A summary of activity in the directors' warrants and stock option plans for the year ended December 31, 2002 is presented below:

                                                                Weighted Average
                                                     Shares      Price Per Share
                                                     ------     ----------------
          Outstanding, beginning of year                   -        $       -
          Granted during the year                    283,262            10.00
                                                     -------            -----

          Outstanding, end of year                   283,262        $   10.00
                                                     =======            =====

       As of December 31, 2002, no options or warrants are exercisable. The weighted average grant-date fair value of warrants and options granted in 2002 was $3.19. Such options have a weighted average remaining contractual life of approximately nine years as of December 31, 2002.

 (9)   Shareholders' Equity
       Shares of preferred stock may be issued from time to time in one or more series as established by resolution of the Board of Directors of the Company, up to a maximum of 10,000,000 shares. Each resolution shall include the number of shares issued, preferences, special rights and limitations as determined by the Board.

(10)   Related Party Transactions
       The Bank conducts transactions with directors and officers, including companies in which they have a beneficial interest, in the normal course of business. It is the Bank's policy to comply with federal regulations that require that loan and deposit transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time made for comparable loans and deposits to other persons. As of December 31, 2002, there were approximately $5,382,000 of related party deposits, including one director with approximately $1,825,000 in deposits. Following is a summary of related party loans:

          New Loans/Advances                                 $   1,550,197
          Less: Repayments                                         509,231
                                                                 ---------

          Balance at December 31, 2002                       $   1,040,966
                                                                 =========

       The Bank is constructing its main office building under a construction contract with one of its directors. The total amount of the contract is $1,681,000 of which $1,252,000 has been paid or accrued as of December 31, 2002. Management believes that this contract has been negotiated on terms competitive in its market.

(11)   Miscellaneous Operating Expenses
       Components of other operating expenses which are greater than 1% of interest income and other operating income are as follows:

                                               2002            2001
                                               ----            ----
           Advertising                      $ 70,713               -
           Audits & examinations              34,218          17,289
           Business development               28,734               -
           Mortgage expenditures              23,241               -
           Consulting                         72,000         114,266
           Courier                            15,837               -
           Data processing                   102,739               -
           Dues & memberships                 15,329           4,027
           Legal & professional               32,097          26,277
           Stationery & supplies              42,077           9,341
           Telephone                          18,922           1,004

                             FIRST SOUTHERN BANCORP

(12)   Regulatory Matters
       The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under certain adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices must be met. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

       Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

       As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

       The actual capital amounts (in thousands) and ratios as of December 31, 2002 are also presented in the table below.

                                                                                                        To Be Well
                                                                                                     Capitalized Under
                                                                               For Capital           Prompt Corrective
                                                  Actual                  Adequacy Purposes          Action Provisions
                                                  ------                  -----------------          -----------------
                                            Amount        Ratio          Amount          Ratio       Amount      Ratio
                                            ------        -----          ------          -----       ------      -----
       Total Capital
       (to Risk Weighted Assets)
         Consolidated                    $  8,129         29.23%        $  2,225           8%            N/A       N/A
         Bank                            $  6,117         22.00%        $  2,225           8%       $  2,781       10%

       Tier 1 Capital
       (to Risk Weighted Assets)
         Consolidated                    $  7,754         27.88%        $  1,112           4%            N/A       N/A
         Bank                            $  5,742         20.65%        $  1,112           4%       $  1,669        6%

       Tier 1 Capital
       (to Average Assets)
         Consolidated                    $  7,754         28.18%        $  1,101           4%            N/A       N/A
         Bank                            $  5,742         20.87%        $  1,101           4%       $  1,376        5%


       Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory classified assets, the prior years' net earnings, and the ratio of equity capital to total assets. The Bank is currently not allowed to pay dividends to the Company until it becomes cumulatively profitable.

                             FIRST SOUTHERN BANCORP

(13)   First Southern Bancorp (Parent Company Only) Financial Information

                                 Balance Sheets

                           December 31, 2002 and 2001


                                                                                                     2002           2001
                                                                                                     ----           ----
                                                             Assets
                                                             ------
Cash and interest-bearing deposits                                                              $  2,011,978         51,628
Restricted cash                                                                                            -      7,088,830
Deferred offering costs                                                                                    -         69,472
Premises and equipment                                                                                     -        659,705
Investment in Bank                                                                                  5,756,441             -
                                                                                                    ---------     ---------

                                                                                                $   7,768,419     7,869,635
                                                                                                    =========     =========

                                        Liabilities and Shareholders' Equity (Deficit)
                                        ----------------------------------------------
Other liabilities                                                                               $          50             -
Subscribers deposits                                                                                        -     7,088,830
Line of credit                                                                                              -     1,180,037
Shareholders' equity (deficit)                                                                      7,768,369      (399,232)
                                                                                                    ---------     ---------

                                                                                                $   7,768,419     7,869,635
                                                                                                    =========     =========


                            Statements of Operations

                 For the Years Ended December 31, 2002 and 2001


                                                                                                     2002           2001
                                                                                                     ----           ----

Interest expense                                                                                $           -        19,122
Other operating expense                                                                                13,710       380,210
                                                                                                    ---------     ---------

Loss before equity in
   undistributed loss of Bank                                                                          13,710       399,332

Equity in undistributed loss of Bank                                                                  952,713             -
                                                                                                    ---------     ---------

Net loss                                                                                        $     966,423       399,332
                                                                                                    =========     =========

                             FIRST SOUTHERN BANCORP

(13) First Southern Bancorp (Parent Company Only) Financial Information, continued

                            Statements of Cash Flows

                 For the Years Ended December 31, 2002 and 2001

                                                                                                     2002           2001
                                                                                                     ----           ----

Cash flows from operating activities:
   Net loss                                                                                     $    (966,423)     (399,332)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
       Equity in undistributed loss of Bank                                                           952,713             -
       Change in other                                                                                     50             -
                                                                                                   ----------     ---------

                Net cash used by operating activities                                                 (13,660)     (399,332)
                                                                                                   ----------     ---------

Cash flows from investing activities:
   Capital infusion into Bank                                                                      (6,040,295)            -
   Purchase of premises and equipment                                                                       -      (659,705)
                                                                                                   ----------     ---------

                Net cash used by investing activities                                              (6,040,295)     (659,705)
                                                                                                   ----------     ---------

Cash flows from financing activities:
      Proceeds from sale of common stock                                                            9,195,470           100
      Repayment of organizational share of stock                                                         (100)            -
      Deferred offering costs                                                                          (1,028)      (69,472)
      Change in line of credit                                                                     (1,180,037)    1,180,037
                                                                                                   ----------     ---------

                Net cash provided by financing activities                                           8,014,305     1,110,665
                                                                                                   ----------     ---------

Net increase in cash                                                                                1,960,350        51,628

Cash at beginning of period                                                                            51,628             -
                                                                                                   ----------     ---------

Cash at end of year                                                                             $   2,011,978        51,628
                                                                                                   ==========     =========

Supplemental schedule of noncash financing and investing activities:
   Change in net unrealized gain on securities available-for-sale                               $       9,154             -
   Transfer of building and equipment to Bank                                                   $     659,705             -

Supplemental disclosures of cash flow information:
   Cash paid during the year for interest                                                       $           -        19,122



                      CORPORATE AND SHAREHOLDER INFORMATION

----------------------------------------------------------------------------------------------------------------------------------
                                                     DIRECTORS
----------------------------------------------------------------------------------------------------------------------------------


Michael R. Anderson                                  Charles A. Deal                             William I. Griffis
President                                            Owner and Senior Partner                    President
Bulloch Fertilizer Company, Inc.                     Cross Creek Farms                           Georgia Southern University
                                                                                                  Foundation, Inc.
                                                                                                 Director of Development
                                                                                                 Georgia Southern University

Tracy D. Ham                                         James A. High, DDS                          W. Pratt Hill, III
Head Football Coach                                  Orthodontist                                Partner
Clark Atlanta University                                                                         Lee, Hill & Johnston, Insurers
President
Hambone Enterprises

Michael R. Kennedy                                   R. Whitman Lord, O.D.                       Laura T. Marsh
President                                            President                                   Partner
Kennedy Industries, Inc.                             Lord Eye Centers, Inc.                      Franklin, Taulbee, Rushing,
                                                                                                  Snipes & Marsh, P.C.

Jeffrey D. Pope                                      Ronnie J. Pope                              Hudson J. Powell, Sr., DMD
President and Co-Owner                               President                                   General Dentistry
Pope Construction Co., Inc.                          R.J. Pope Traditional Menswear, Inc.
                                                      and Cobblers Bench, Inc.

Lamar O. Reddick                                     Devra P. Walker, CPA                        L. Anthony Waters, III
Retired Business Owner                               Business Owner                              Business Owner
Lamar O. Reddick & Associates                        Walker Pharmacy & Gift Shop,                L.A. Waters Furniture, Co., Inc.
                                                      Little Doses Children's Wear,
                                                      The Wash Room and
                                                      The Triple Play Cafe, LLC
F. Thomas David
President and Chief Executive Officer
First Southern Bancorp
President and Chief Executive Officer
First Southern National Bank

----------------------------------------------------------------------------------------------------------------------------------
                                                      OFFICERS
----------------------------------------------------------------------------------------------------------------------------------

OFFICERS

F. Thomas David                                      Charles R. Fennell, Jr.                     Christopher T. Cliett
President and Chief Executive Officer                Chief Financial Officer                     Chief Credit Officer




A copy of Company's 2002 Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission, is available at no charge to each shareholder upon written request to F. Thomas David, President and CEO, First Southern Bancorp, 201 South Main Street, Statesboro, Georgia 30458.

Item 7.  Financial Statements
-----------------------------

     In response to this Item, the information is contained under Item 6 of this report for the year ended December 31, 2002.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     None.

Item 9.  Directors,  Executive  Officers,  Promoters  and Control  Persons;
---------------------------------------------------------------------------
Compliance  with Section 16(a) of the Exchange Act
--------------------------------------------------

     The following sets forth certain information regarding First Southern Bancorp's executive officers and directors as of March 26, 2003. Our articles of incorporation provide for a classified board of directors, so that, as nearly as possible, one-third of the directors are elected each year to serve three-year terms. The terms of office of the classes of directors expire as follows: Class II at the 2003 annual meeting of shareholders, Class III at the 2004 annual meeting of shareholders, and Class I at the 2005 annual meeting of shareholders. Our executive officers serve at the discretion of our board of directors.

Name                               Age         Position
----                               ---         --------

Michael R. Anderson                38          Class II Director
Christopher T. Cliett              42          Chief Credit Officer
F. Thomas David                    53          Class I Director, President, and
                                               Chief Executive Officer
Charles A. Deal                    62          Class II Director
Charles R. Fennell, Jr.            34          Chief Financial Officer
William I. Griffis                 56          Class I Director
Tracy D. Ham                       39          Class III Director
James A. High                      56          Class II Director
W. Pratt Hill, III                 53          Class III Director
Michael R. Kennedy                 62          Class II Director
R. Whitman Lord                    50          Class I Director
Laura T. Marsh                     32          Class I Director
Jeffrey D. Pope                    40          Class I Director
Ronnie J. Pope                     59          Class III Director
Hudson J. Powell, Sr.              49          Class II Director
Lamar O. Reddick                   63          Class III Director
Devra P. Walker                    42          Class II Director
L. Anthony Waters, III             44          Class III Director

     Michael R. Anderson, Class II director since our inception in April 2001, is a Bulloch County native. For the past 10 years, he has served as the President of Bulloch Fertilizer Company, Inc., a company which supplies fertilizer and farm supplies to persons involved in agricultural businesses in Bulloch and surrounding counties. Mr. Anderson graduated from the University of Georgia in 1988 with a B.S.A. in Agricultural Economics and a B.B.A. in Finance. Mr. Anderson presently serves on the Board of Directors of the Development Authority of Bulloch County and on the Board of Directors of Excelsior Electric Membership Corporation. He is the Past President of the Statesboro/Bulloch

County Chamber of Commerce and is a past member of the Board of Directors of Bulloch Academy. Mr. Anderson is also an active member of the Statesboro Rotary Club and First Baptist Church of Statesboro.

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

     William I. Griffis, CPA, CSRP, Class I director and Chairman of the Board since our inception in April 2001, is the President of Georgia Southern Foundation, Inc., and he is also Director of Development at Georgia Southern University. Mr. Griffis is a Certified Public Accountant, Certified Specialist in Retirement Planning and a Registered Investment Advisor. In 1998, Mr. Griffis retired as President and Chief Executive Officer from the T.J. Morris Company following 25 years of service. He graduated in 1969 from Georgia Southern University with a BBA in Accounting and received the Georgia Southern University College of Business Alumnus of the Year Award in 1993. Mr. Griffis has served as the President of the Statesboro Rotary Club, President of Forest Heights Country Club, President of the Georgia Wholesale Grocers Association, Chairman of the Georgia Food Industry Association, President of the Georgia Southern University National Alumni Association, Chairman of the Georgia Southern University Athletic Boosters Association, and Vice President and executive member of the local Chamber of Commerce. Mr. Griffis is also a past member of the Board of Directors of Habitat for Humanity and currently works with the local Habitat Home Shop. He also serves as Chairman of the Schenkel EZ/Go Collegiate Golf Invitational, one of the top collegiate golf tournaments in the country. Mr. Griffis attends First Baptist Church of Statesboro.

     Tracy D. Ham, Class III director since our inception in April 2001, is the head football coach at Clark Atlanta University. Since 1994, Mr. Ham has served as the President of Hambone Enterprises, a marketing firm. Since 1995, Mr. Ham has also served as the Vice President of TNT Enterprises, an entity specializing in the ownership, development and management of commercial property. In 1986, Mr. Ham received a Bachelor of Science degree in Recreation from Georgia Southern University. In 1985 and 1986, Mr. Ham served as quarterback of Georgia Southern University's two-time National Championship collegiate football team. He played professional football in the Canadian Football League (CFL) from 1987 until 1999. During his time in the CFL, Mr. Ham was a member of the CFL Players' Association from 1992 until 1999 and was a member of the CFL Pension Board from 1994 until 1999. Mr. Ham donates his time to several charitable organizations, including the Children's Hospital in Macon, Georgia, Bethesda Home for Boys in Savannah, Georgia, the Special Olympics, and the March of Dimes. Mr. Ham is a member of the Whitesville Full Gospel Baptist Church where he serves as a deacon, teacher, and member of the church Financial Committee.

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

     We do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934, therefore our directors, executive officers, promoters and control persons are not required to comply with Section 16(a) of the Exchange Act.


Item 10.  Executive Compensation
--------------------------------

     The following table shows the cash compensation we paid to our Chief Executive Officer and President for the years ended December 2002 and 2001. None of our other executives earned total annual compensation, including salary and bonus, in excess of $100,000 in 2002.

                           Summary Compensation Table

                                                                            Long Term
                                                                            ---------
                                                                          Compensation
                                                                          ------------
                                                                              Awards
                                           Annual Compensation (1)            ------
                                           -------------------
                                                                         Number of Securities
Name and Principal Position           Year     Salary       Bonus         Underlying Options
---------------------------           ----     ------       -----       ---------------------
F. Thomas David                       2002    $115,200          -              45,977 (2)
   Chief Executive Officer            2001    $ 72,000 (3)      -                   -
     and President

(1) Executive officers of the company also received indirect compensation in the form of certain perquisites and other personal benefits. The amount of such benefits received in the fiscal year by each named executive officer did not exceed the lesser of either $50,000 or 10% of the executive's annual salary and bonus.

(2) In addition to his stock options, Mr. David received an additional 25,050 warrants as an organizer in connection with his purchase of common stock in our initial offering.

(3) We paid a company wholly owned by our President and Chief Executive Officer,
F. Thomas David, to provide consulting and organizational services $72,000 in 2001.

Employment Agreements

     F. Thomas David We entered into an employment agreement with F. Thomas David for a three-year term which is extended automatically at the end of each year for an additional year so that the remaining term continues to be three years, pursuant to which he serves as the president, chief executive officer, and a director of both our company and our subsidiary bank. Mr. David is paid an initial salary of $115,200, plus his yearly medical insurance premium. He shall receive an annual increase in his salary equal to the previous year's salary times the increase in the Consumer Price Index during the previous year. The board of directors may increase Mr. David's salary above this level, but not below it. He is entitled to receive an annual bonus of up to 5% of the net pre-tax income of our bank, if the bank meets performance goals set by the board. He is eligible to participate in any management incentive program of the bank or any long-term equity incentive program and is eligible for grants of stock options and other awards thereunder. At our first annual meeting of shareholders held on September 26, 2002, we adopted the First Southern Bancorp 2002 Stock Incentive Plan. Under this plan, Mr. David was granted options to purchase a number of shares of common stock equal to 5% of the number of shares sold in this offering, or 45,977 shares. These options vest over a five-year period beginning on the first anniversary of our bank's opening date of February 5, 2002 and have a term of ten years. Additionally, Mr. David participates in the bank's retirement, welfare, and other benefit programs and is entitled to a life insurance policy and an accident liability policy and reimbursement for automobile expenses, club dues, and travel and business expenses.

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

Director Compensation

     We do not intend to pay our directors fees until the bank is profitable. However, following completion of our initial public offering in February 2002, we granted an option to our Chairman of the Board, William I. Griffis, to purchase 9,195 shares of common stock. This option has an exercise price of $10.00 per share and vests equally over a five year period. We reserve the right to pay our directors' fees or compensate them through other means such as stock options.

Option Grants In Last Fiscal Year

     Pursuant to the First Southern Bancorp 2002 Stock Incentive Plan, approved by our shareholders on September 26, 2002, we may grant options for up to 137,932 shares to our officers, directors, and employees. The following options were issued to named executive officers in 2002.

                                        Number of          Percent of
                                        Securities        Total Options     Exercise or
                                        Underlying         Granted to        Base Price
                                          Options         Employees in      (Dollars per    Expiration
                                          Granted          Fiscal Year         Share)          Date
                                        ----------        ------------      ------------    -----------

         F. Thomas David                  45,977              48.7%            $10.00        02/2012


Aggregated Option Exercises and Year-End Option Values

                                   Number of Unexercised Securities            Value of Unexercised In-the-Money
                              Underlying Options at Fiscal year End (#)        Options at Fiscal Year End ($)(1)
                              -----------------------------------------        ---------------------------------
Name                            Exercisable           Unexercisable            Exercisable          Unexercisable
----                            -----------           -------------            -----------          -------------
F. Thomas David                    20,336                 50,691                   -0-                   -0-


(1) The values shown equal the difference between the exercise price of unexercised in-the-money options and the closing market price ($10.00) of the underlying common stock at December 31, 2002. If the closing market price is less than the exercise price, we assume that the value is zero. Options are in-the-money if the fair market value of the common stock exceeds the exercise price of the option.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The following table shows how much of our common stock is owned by the directors, certain executive officers, and owners of more than 5% of the outstanding common stock, as of March 26, 2003. In addition, each organizer received a warrant to purchase one share of common stock at a purchase price of $10.00 per share for every two shares purchased by that organizer in the offering, or 193,875 shares. The warrants, which will be represented by separate warrant agreements, will vest over a three year period beginning one year from the date of completion of the offering and will be exercisable in whole or in part during the ten year period following that date. The mailing address for each beneficial owner is care of First Southern Bancorp, 201 South Main Street, Statesboro, Georgia 30158.

                                             Amount and Nature of                                 Percentage of
       Name                                Beneficial Ownership(1)       Right to Acquire             Class
       ----                                -----------------------       ----------------         -------------
       Michael R. Anderson                          10,300                   1,030                      1.23%
       Christopher T. Cliett                        25,140                   5,346                      3.30%
       F. Thomas David                              50,300                  20,336                      7.52%
       Charles A. Deal                              22,500                   2,250                      2.68%
       Bo Fennell                                    2,000                   3,879                         *%
       William I. Griffis                           25,000                   3,506                      3.09%
       Tracy D. Ham                                 10,750                   1,075                      1.28%
       James A. High                                12,500                   1,250                      1.49%
       W. Pratt Hill, III                           25,000                   2,500                      2.98%
       Michael R. Kennedy                           12,500                   1,250                      1.49%
       R. Whitman Lord                              40,000                   4,000                      4.76%
       Laura T. Marsh                                8,000                     800                         *%
       Jeffrey D. Pope                              67,000                   6,700                      7.95%
       Ronnie J. Pope                               27,500                   2,750                      3.28%
       Hudson J. Powell, Sr.                        10,000                   1,000                      1.19%
       Lamar O. Reddick                             13,500                   1,350                      1.61%
       Devra P. Walker                              10,500                   1,050                      1.25%
       L. Anthony Waters, III                       16,400                   1,640                      1.96%

       All directors and executive
       officers as a group (18 persons)            388,890                  61,712                     45.92%

---------------------------------
* Indicates less than 1% ownership


(1) Includes shares for which the named person: o has sole voting and investment power,

      o has shared voting and investment power with a spouse or other person, or

      o holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.

      The table does not include shares that may be acquired by exercising options or warrants because no options or warrants are exercisable within the next 60 days.

(2) Includes shares that may be acquired within the next 60 days by exercising stock options or warrants that vest during that time, but does not include any other stock options or warrants.

(3) Determined by assuming the named person exercises all options and warrants which he or she has the right to acquire within 60 days, but that no other persons exercise any options or warrants.


Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     We have entered into a construction contract with Pope Construction Co., Inc., a company affiliated with Mr. Jeffrey D. Pope, one of our directors, to construct our main office building. The total amount of the contract is $1,681,000, of which $1,252,000 has been paid or accrued as of December 31, 2002. We believe that this contract has been negotiated on terms competitive in our market. This contract was approved by the disinterested members of our board of directors.

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

Item 13. Exhibits, List and Reports on Form 8-K
-----------------------------------------------

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

(b)    Reports on Form 8-K
       -------------------

       We filed a Form 8-K on November 12, 2002 to disclose that the Chief Executive Officer, F. Thomas David, and the Chief Financial Officer, Charles R. Fennell, Jr., each furnished to the SEC the certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Controls and Procedures.
--------------------------------

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)). Based on this evaluation, our principal executive officer and principal financial officer concluded that the effectiveness of such controls and procedures are adequate to timely alert them to material information required to be included in our periodic SEC reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

                                       FIRST SOUTHERN BANCORP


Date:   March 28, 2003              By: /s/ F. Thomas David
       -------------------             ------------------------------------
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

Signature                         Title                         Date
---------                         ------                        ----

/s/ Michael R. Anderson            Director                     March 28, 2003
-------------------------------
Michael R. Anderson


/s/ F. Thomas David                President, and               March 28, 2003
-------------------------------
F. Thomas David                    Chief Executive Officer


/s/ Charles A. Deal                Director                     March 28, 2003
-------------------------------
Charles A. Deal


/s/ Charles "Bo" R. Fennell, Jr.   Principal Financial and      March 28, 2003
--------------------------------
Charles "Bo" R. Fennell, Jr.       Accounting Officer


/s/ William I. Griffis             Director                     March 28, 2003
--------------------------------
William I. Griffis


 /s/ Tracy D. Ham                  Director                     March 28, 2003
--------------------------------
Tracy D. Ham


 /s/ James A. High                 Director                     March 28, 2003
--------------------------------
James A. High

/s/ W. Pratt Hill, III             Director                     March 28, 2003
--------------------------------
W. Pratt Hill, III


 /s/ Michael R. Kennedy            Director                     March 28, 2003
--------------------------------
Michael R. Kennedy


 s/ R. Whitman Lord                Director                     March 28, 2003
--------------------------------
R. Whitman Lord


 /s/ Laura T. Marsh                Director                     March 28, 2003
--------------------------------
Laura T. Marsh


 /s/ Jeffrey D. Pope               Director                     March 28, 2003
--------------------------------
Jeffrey D. Pope


 /s/ Ronnie J. Pope                Director                     March 28, 2003
--------------------------------
Ronnie J. Pope


 /s/ Hudson J. Powell, Sr.         Director                     March 28, 2003
--------------------------------
Hudson J. Powell, Sr.


 /s/ Lamar O. Reddick              Director                     March 28, 2003
--------------------------------
Lamar O. Reddick


 /s/ Devra P. Walker               Director                     March 28, 2003
--------------------------------
Devra P. Walker


 /s/ L. Anthony Waters, III        Director                     March 28, 2003
--------------------------------
L. Anthony Waters, III

                                  Certification

I, F. Thomas David, certify that:

1. I have reviewed this annual report on Form 10-KSB of First Southern Bancorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

                                        /s/ F. Thomas David
                                       -------------------------------
                                       F. Thomas David
                                       President and Chief Executive Officer

                                  Certification

I, Charles R. Fennell, certify that:

1.   I have reviewed this annual report on Form 10-KSB of First Southern
     Bancorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
                                        /s/ Charles R. Fennell
                                       -------------------------------
                                       Charles R. Fennell
                                       Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                     Description
------                     -----------

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

10.4   Form of Stock Warrant Agreement (incorporated by reference as Exhibit
       10.4 to the Company's Form SB-2 filed with the SEC, File No. 333-66734).

21.1   Subsidiaries

24.1   Power of Attorney (contained as part of the signature page hereof).