Form 10KSB/A
period 2002-12-31
FIRST SOUTHERN BANCORP
filed 2003-04-10
CIK 1156366

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              Form 10-KSB/Amendment
(Mark One)

 X     Annual Report under Section 13 or 15(d) of the Securities Exchange Act
----   of 1934 For the fiscal year ended December 31, 2002

       or

       Transition Report under Section 13 or 15(d) of the Securities Exchange
----   Act of 1934
               For the transition period from          to
                                              --------    --------
                        Commission file number 333-66734

                             First Southern Bancorp
                             ----------------------
                 (Name of Small Business Issuer in Its Charter)


         Georgia                        6021                     58-2635782
  ---------------------       -------------------------       ----------------
(State or other Jurisdiction  (Primary Standard Industrial   (I.R.S. Employer
 of Incorporation or          Classification Code Number)    Identification No.)
 Organization)


           201 South Main Street
           Statesboro, Georgia                                     30458
           --------------------                                  ---------
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

     Transitional Small Business Disclosure Format.  (Check one):  Yes     No X
                                                                      ---    ---

                                EXPLANATORY NOTE

         This 10-KSB/A is being filed to add Exhibit 10.5 - a construction contract which the Company entered into on April 22, 2002 and which was not filed as a part of the original 10-KSB. No other changes have been made to the original 10-KSB.

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

10.4. Form of Stock Warrant Agreement (incorporated by reference as Exhibit 10.4 to the Company's Form SB-2 filed with the SEC, File No. 333-66734).

10.5 Construction Contract between First Southern National Bank and Pope Construction Co., Inc. dated April 22, 2002.

13 Company's 2002 Annual Report (incorporated by reference as Exhibit 13 to the Company's Form 10-KSB for the period ended December 31, 2002).

21.1 Subsidiaries of the Company (incorporated by reference as Exhibit 21.1 to the Company's Form 10-KSB for the period ended December 31, 2002).

24.1 Power of Attorney (incorporated by reference as Exhibit 24.1 to the Company's Form 10-KSB for the period ended December 31, 2002).

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

                                       FIRST SOUTHERN BANCORP


Date:   April 10, 2003                 By:  /s/ F. Thomas David
       -----------------------            -------------------------------
                                          F. Thomas David
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following in the capacities and on the dates indicated.

Signature                       Title                           Date


 /s/ *                          Director
-----------------------------
Michael R. Anderson


 /s/ F. Thomas David            President, and                  April 10, 2003
-----------------------------
F. Thomas David                 Chief Executive Officer


 /s/ *                          Director
-----------------------------
Charles A. Deal


 /s/ *                          Principal Financial and
-----------------------------
Charles "Bo" R. Fennell, Jr.    Accounting Officer


 /s/ *                          Director
-----------------------------
William I. Griffis


 /s/ *                          Director
-----------------------------
Tracy D. Ham


 /s/ *                          Director
-----------------------------
James A. High


 /s/ *                          Director
-----------------------------
W. Pratt Hill, III


 /s/ *                          Director
-----------------------------
Michael R. Kennedy


 /s/ *                          Director
-----------------------------
R. Whitman Lord

 /s/ *                          Director
-----------------------------
Laura T. Marsh


 /s/ *                          Director
-----------------------------
Jeffrey D. Pope


 /s/ *                          Director
-----------------------------
Ronnie J. Pope


 /s/ *                          Director
-----------------------------
Hudson J. Powell, Sr.


 /s/ *                          Director
-----------------------------
Lamar O. Reddick


 /s/ *                          Director
-----------------------------
Devra P. Walker


 /s/ *                          Director
-----------------------------
L. Anthony Waters, III


 /s/ F. Thomas David            April 10, 2003
-----------------------------
F. Thomas David
As Attorney-in-Fact

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

10.3 Employment Agreement between First Southern Bancorp and Charles R. Fennell effective as of June 1, 2001 (incorporated by reference as Exhibit 10.3 to the Company's Form SB-2 filed with the SEC, File No. 333- 66734).

10.4 Form of Stock Warrant Agreement (incorporated by reference as Exhibit 10.4 to the Company's Form SB-2 filed with the SEC, File No. 333-66734).

10.5 Construction Contract between First Southern National Bank and Pope Construction Co., Inc. dated April 22, 2002.

13 Company's 2002 Annual Report (incorporated by reference as Exhibit 13 to the Company's Form 10-KSB for the period ended December 31, 2002).

21.1 Subsidiaries of the Company (incorporated by reference as Exhibit 21.1 to the Company's Form 10-KSB for the period ended December 31, 2002).

24.1 Power of Attorney (incorporated by reference as Exhibit 24.1 to the Company's Form 10-KSB for the period ended December 31, 2002).