Form 10QSB
period 2003-03-31
FIRST SOUTHERN BANCORP
filed 2003-05-14
CIK 1156366

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from            to
                                                 ----------    ----------

                        Commission File Number 333-66734
                        --------------------------------

                             First Southern Bancorp
                             ----------------------
             (Exact name of registrant as specified in its charter)

        Georgia                      6711                       58-2635782
        -------                      ----                       ----------
(State of Jurisdiction of     (Primary Standard             (I.R.S. Employer
 of Incorporation              Industrial Classification     Identification No.)
 or organization)              Code Number


   201 South Main Street, Statesboro, Georgia                30458
   ------------------------------------------             -----------
   (Address of principal executive offices)                (Zip Code)


                                  912-489-7600
                                  ------------
                               (Telephone Number)


                                 Not Applicable
                                 --------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 919,547 shares of common stock, $.01 par value per share, issued and outstanding as of May 10, 2003.

     Transitional Small Business Disclosure Format (check one):  YES     NO  XX
                                                                    ----    ----

                             FIRST SOUTHERN BANCORP

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I    FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Balance Sheet (unaudited) at March 31, 2003          3

          Consolidated Statements of Operations (unaudited) for the
            Three Months Ended March 31, 2003 and 2002                      4

          Consolidated Statements of Comprehensive Income (Loss)
            (unaudited) for the Three Months Ended March 31, 2003
            and 2002                                                        5

          Consolidated Statements of Cash Flows (unaudited) for the
            Three Months Ended March 31, 2003 and 2002                      6

          Notes to Consolidated Financial Statements (unaudited)            7

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         8

 Item 3.  Controls and Procedures                                           10

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                                 11

 Item 2.  Changes in Securities                                             11

 Item 3.  Defaults Upon Senior Securities                                   11

 Item 4.  Submission of Matters to a Vote of Security Holders               11

 Item 5.  Other Information                                                 11

 Item 6.  Exhibits and Reports on Form 8-K                                  11

                             FIRST SOUTHERN BANCORP

                          PART I. FINANCIAL INFORMATION

      Item 1.      Financial Statements

                             FIRST SOUTHERN BANCORP
                           Consolidated Balance Sheet
                                 March 31, 2003
                                   (Unaudited)


                                    Assets
                                    ------
Cash and due from banks                                            $  2,390,959
Federal funds sold                                                    3,838,000
                                                                   ------------

     Cash and cash equivalents                                        6,228,959

Investment securities available-for-sale                              2,530,111
Other investments                                                       196,500
Loans, net                                                           29,863,633
Premises and equipment, net                                           2,734,216
Accrued interest receivable and other assets                            310,334
                                                                   ------------

                                                                   $ 41,863,753
                                                                   ============




Liabilities:
   Deposits:
     Noninterest-bearing                                           $  3,668,455
     Interest-bearing                                                30,436,862
                                                                   ------------

     Total deposits                                                  34,105,317

   Accrued interest payable and other liabilities                       121,853
                                                                   ------------

     Total liabilities                                               34,227,170
                                                                   ------------

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 authorized;
     no shares issued and outstanding                                         -
   Common stock, $.01 par value; authorized
     10,000,000 shares; 919,547 shares issued and outstanding             9,195
   Additional paid-in capital                                         9,115,775
   Accumulated deficit                                               (1,496,108)
   Accumulated other comprehensive income                                 7,721
                                                                   ------------

     Total stockholders' equity                                       7,636,583
                                                                   ------------

                                                                   $ 41,863,753
                                                                   ============




See accompanying notes to unaudited consolidated financial statements.

                             FIRST SOUTHERN BANCORP

                      Consolidated Statement of Operations

               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)



                                                                         2003               2002
                                                                         ----               ----
Interest income:
      Interest and fees on loans                                     $ 432,027             15,768
      Interest on investment securities                                 19,309              4,732
      Other interest income                                              4,742             40,486
                                                                     ---------          ---------

      Total interest income                                           456,078              60,986
                                                                     ---------          ---------

Interest expense                                                       130,811              6,853
                                                                     ---------          ---------

      Net interest income                                              325,267             54,133

Provision for loan losses                                               75,000             56,000
                                                                     ---------          ---------

      Net interest income (expense) after provision for loan           250,267             (1,867)
      losses                                                         ---------          ---------

Other income:                                                                              21,244
      Service charges on deposit accounts                               48,320
      Residential mortgage origination fees                             58,904

             Total other income                                        107,224

Other expense:
      Salaries and other personnel expense                             226,391            156,815
      Net occupancy and equipment expense                               62,403             16,416
      Other operating expense                                          199,050            203,161
                                                                     ---------          ---------

             Total other expense                                       487,844            376,392
                                                                     ---------          ---------

             Net loss                                                $(130,353)          (357,015)
                                                                     =========          =========

             Basic and diluted loss per share                        $    (.14)              (.39)
                                                                     =========          =========






See accompanying notes to unaudited consolidated financial statements.

                             FIRST SOUTHERN BANCORP

              Consolidated Statement of Comprehensive Income (Loss)

               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)



                                                                                          2003              2002

Net loss                                                                           $  (130,353)           (357,015)
                                                                                   -----------
Other comprehensive income, net of tax of $4,233 and $13,178, consisting of
  unrealized losses on investment securities available-for-sale                         (1,433)            (23,427)
                                                                                   -----------

Comprehensive income (loss)                                                        $  (131,786)           (380,442)
                                                                                   ===========         ===========
















See accompanying notes to unaudited consolidated financial statements.

                             FIRST SOUTHERN BANCORP

                      Consolidated Statement of Cash Flows
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)
                                                                                            2003                  2002
Cash flows from operating activities:
      Net loss                                                                         $   (130,353)           (357,015)
         Adjustments to reconcile net loss to
            net cash used by operating activities:
               Provision for loan losses                                                     75,000              56,000
               Depreciation, amortization and accretion                                      41,906               3,233
               Change in other                                                               (4,107)           (104,214)
                                                                                       ------------        ------------

                      Net cash used by operating activities                                 (17,554)           (401,996)
                                                                                       ------------        ------------

Cash flows from investing activities:
      Purchases of investment securities available-for-sale                              (1,499,999)         (3,019,040)
      Matured/Called investment securities available-for-sale                             2,000,000                   -
      Purchases of other investments                                                              -            (196,500)
      Net change in loans                                                                (6,166,261)         (3,903,787)
      Purchases of premises and equipment                                                  (629,604)            (44,626)
                                                                                       ------------        ------------

                      Net cash used by investing activities                              (6,295,864)         (7,163,953)
                                                                                       ------------        ------------

Cash flows from financing activities:
      Net change in deposits                                                             10,042,288           7,005,048
      Payments for offering expenses                                                              0              (1,028)
      Proceeds from sale of common stock                                                          0           9,195,470
      Repayment of organizational share of stock                                                                   (100)
      Repayment of line of credit                                                                 0          (1,180,037)
                                                                                       ------------        ------------

                      Net cash provided by financing activities                          10,042,288          15,019,353
                                                                                         ----------          ----------

Net change in cash and cash equivalents                                                   3,728,870           7,453,404

Cash and cash equivalents at beginning of the period                                      2,500,089              51,628
                                                                                       ------------        ------------

Cash and cash equivalents at end of the period                                         $  6,228,959           7,505,032
                                                                                       ============        ============

Noncash investing activities:
      Change in unrealized gain/loss on securities
         available-for-sale, net of tax                                             $        (1,433)            (23,427)








See accompanying notes to unaudited consolidated financial statements.

                             FIRST SOUTHERN BANCORP

                   Notes to Consolidated Financial Statements


(1)   Organization
      ------------
      First Southern Bancorp (the "Company"), a bank holding company, owns 100% of the outstanding stock of First Southern National Bank (the "Bank"), a national bank operating in Bulloch County, Georgia. During the first quarter of 2002, the Company raised $9,124,970, net of offering expenses of $70,500, through the sale of 919,547 shares of its $.01 par value common stock at $10.00 per share. On February 5, 2002, the Company used $6,700,000 of the net proceeds from this public offering to purchase 100% of the outstanding common stock of the Bank and the Bank opened for business.

      Operations through February 5, 2002 related primarily to expenditures by the organizers for incorporating and organizing the Company and the Bank.

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

      The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended March 31, 2003 are not necessarily indicative of the results of a full year's operations.

(2)   Basis of Presentation
      ---------------------
      The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America (GAAP) and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determinations of the allowance for loan losses, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, and valuation allowances associated with deferred tax assets, the recognition of which are based on future taxable income.


(3)   Preferred Stock
      ---------------
      Shares of preferred stock may be issued from time to time in one or more series as established by resolution of the Board of Directors of the Company. Each resolution will include the number of shares issued, preferences, special rights and limitations as determined by the Board.

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

We were incorporated in April 2001 for the purpose of becoming a bank holding company by acquiring the outstanding common stock of our subsidiary national bank, First Southern National Bank. The organizers of our Bank filed a joint application to charter the Bank and for federal deposit insurance with the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation (the "FDIC"). Upon receiving final approval from the OCC and FDIC, we acquired 100% of the outstanding common stock of First Southern National Bank and commenced operations on February 5, 2002. This discussion does not make comparisons against the financial results of the prior year because our operating subsidiary bank did not commence operations until February 5, 2002.

Financial Condition

At March 31, 2003, we had total assets of $41,863,000. These assets consisted principally of approximately $29,864,000 in net loans, $6,229,000 in cash and cash equivalents, $2,530,000 in securities available-for-sale and approximately $2,734,000 in premises and equipment. We had deposits of $34,105,000 at March 31, 2003, an accumulated deficit of $1,496,000 and total stockholders' equity of $7,637,000.

Results of Operations

We had a net loss of $130,000, or $.14 per share, for the quarter ended March 31, 2003. The loss for the three months ended March 31, 2003 resulted primarily from our operating expenses exceeding our net interest income, which was anticipated due to our short operating history. We expect to continue to report net losses until our asset base, and in particular our loan portfolio, grows to a sufficient size that our net interest income exceeds our operating expenses..

Net Interest Income

For the three months ended March 31, 2003, interest income totaled $456,000. The yield on interest earning assets was 5.68% for the three months ended March 31, 2003. Interest expense totaled $131,000 for the three months ended March 31, 2003. The cost of interest bearing liabilities was 1.85% for the three months ended March 31, 2003. Net interest income was $325,000 for the three months ended March 31, 2003. The net interest spread was 3.82% for the three months ended March 31, 2003.

Provision and Allowance for Loan Losses

We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential credit problems.

We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of operations. The allowance represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. The provision for loan losses was $75,000 for the three months ended March 31, 2003. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans. Due to our limited operating history, the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk as compared to banks of similar size and maturity. We do not allocate the allowance for loan losses to specific categories of loans but evaluate the adequacy on an overall portfolio basis using a loan grading system that rates loans in different categories. Certain grades representing criticized or classified loans are assigned allocations of loss based on our estimate of potential loss that is generally based on historical losses and/or collateral deficiencies. Other loans are graded by type and allocated loss ranges based on our perceived inherent loss for the loan type. The combination of these results are compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. We use an independent third party loan reviewer to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loans.

At March 31, 2003, the allowance for loan losses was $450,000, which represented 1.48% of outstanding portfolio loans. We believe that the allowance for loan losses is adequate, based on internal reviews and external reviews of the quality of the loan portfolio and bank peer group data. While we do use available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the bank's allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on judgments different than ours.

Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.


Other Expenses

For the three months ended March 31, 2003, other operating expenses totaled $488,000. These other expenses consisted primarily of salaries and benefits, occupancy expenses, data processing fees, stationery and supplies and outside services.

Capital

We raised $9,125,000, net of offering expenses of $71,000, in our initial public offering. We used these funds to purchase 100% of the shares of the bank for $6,700,000 and for working capital. We believe this amount will be sufficient to fund the activities of the bank in its initial stages of operations, and that the bank will generate sufficient income from operations to fund its activities on an ongoing basis. There can be no assurance, however, that we will achieve any particular level of profitability. The following tables present the bank's regulatory capital position at March 31, 2003:

      Risk-Based Capital Ratios
      -------------------------

      Tier 1 Tangible Capital, Actual                                     15.95%
      Tier 1 Tangible Capital minimum requirement                          8.00%
                                                                          -----

      Excess                                                               7.95%
                                                                          =====

      Total Capital, Actual                                               17.23%
      Total Capital minimum requirement                                    4.00%
                                                                          -----

      Excess                                                              13.23%
                                                                          =====

      Leverage Ratio

      Tier 1 Tangible Capital to adjusted total assets, Actual            15.64%
      Minimum leverage requirement                                         3.00%
                                                                          -----

      Excess                                                              12.64%
                                                                          =====


Off Balance Sheet Risk
----------------------

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2003, we had issued commitments to extend credit of $4,943,000 through various types of commercial lending arrangements at variable rates. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.


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

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

           None.

Item 2.    Changes in Securities and Use of Proceeds

           None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K

     (a)   Exhibits:

         Exhibit Number             Description
         99.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)  Reports on Form 8-K
           The following reports were filed on Form 8-K during the quarter ended March 31, 2003.

                  The Company filed a Form 8-K on March 31, 2003 to disclose that the Chief Executive Officer, F. Thomas David, and the Chief Financial Officer, Charles Robert Fennell, Jr., each furnished to the SEC the certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FIRST SOUTHERN BANCORP


  Dated:  May 13, 2003              By: /s/ F. Thomas David
          ------------                 -----------------------------------
                                       F. Thomas David
                                       President, Chief Executive Officer
                                       and Director


  Dated:  May 13, 2003               By: /s/ Charles Robert Fennell, Jr.
          ------------                  ----------------------------------
                                        Charles Robert Fennell, Jr.
                                        Chief Financial Officer and Principal
                                        Accounting Officer

                                  Certification

I, F. Thomas David, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of First Southern
     Bancorp;

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

Date: May 13, 2003

                                     /s/ F. Thomas David
                                    --------------------------------------
                                    F. Thomas David
                                    President and Chief Executive Officer

                                  Certification

I, Charles Robert Fennell, Jr., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of First Southern
     Bancorp;

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


Date: May 13, 2003

                                     /s/ Charles Robert Fennell, Jr.
                                    --------------------------------------
                                    Charles Robert Fennell, Jr.
                                    Principal Accounting and Chief Financial
                                    Officer

                                  EXHIBIT INDEX

Exhibit Number             Description

99.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.