Form 10QSB
period 2003-06-30
FIRST SOUTHERN BANCORP
filed 2003-08-14
CIK 1156366

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2003

OR

[   ]  TRANSITION REPORT UNDER SECTION 13 or 15(d)
OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 333-66734

First Southern Bancorp
(Exact name of registrant as specified in its charter)

Georgia	6711	58-2635782
(State of Incorporation)	(Primary Standard Industrial	(I.R.S. Employer Identification No.)
	Classification Code Number)

201 South Main Street, Statesboro, Georgia	30458
(Address of principal executive offices)	(Zip Code)

912-489-7600
(Telephone Number)

Not Applicable
(Former Name, former address
and former fiscal year,
if changed since last report)

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 919,547 shares of common stock, par value $.01 per share, were issued and outstanding as of August 8, 2003.

          Transitional Small Business Disclosure Format (check one): Yes      No  XX

FIRST SOUTHERN BANCORP

FIRST SOUTHERN BANCORP

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

FIRST SOUTHERN BANCORP
Consolidated Balance Sheet

June 30, 2003
(Unaudited)

Assets
Cash and due from banks	3,268,533
Federal funds sold	254,000

Cash and cash equivalents	3,522,533

Investment securities available-for-sale	5,012,686
Other investments	196,500
Loans, net	35,398,179
Premises and equipment, net	2,702,580
Accrued interest receivable and other assets	368,859

$47,201,337

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$5,296,066
Interest-bearing	34,274,522

Total deposits	39,570,588

Accrued interest payable and other liabilities	123,061

Total liabilities	39,693,649

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 authorized;
no shares issued and outstanding	-
Common stock, $.01 par value; authorized
10,000,000 shares; 919,547 shares issued and outstanding	9,195
Additional paid-in capital	9,115,775
Accumulated deficit	(1,606,297)
Accumulated other comprehensive income (loss)	(10,985)

Total stockholders' equity	7,507,688

$47,201,337

See accompanying notes to unaudited consolidated financial statements.

FIRST SOUTHERN BANCORP

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2003 and 2002
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002
Interest income:
Interest and fees on loans	$514,848	151,265	946,875	167,033
Interest on investment securities	37,584	29,066	56,893	33,798
Other interest income	1,153	22,049	5,895	62,535

Total interest income	553,585	202,380	1,009,663	263,366

Interest expense on deposits	172,565	24,329	303,376	31,182

Net interest income	381,020	178,051	706,287	232,184

Provision for loan losses	71,000	104,000	146,000	160,000

Net interest income after provision for
loan losses	310,020	74,051	560,287	72,184

Other income:
Service charges on deposit accounts	35,469	37,911	83,789	59,155
Residential mortgage origination fees	105,163	-	164,067	-

Total other income	140,632	37,911	247,856	59,155

Other expense:
Salaries and other personnel expense	260,730	161,858	487,121	318,673
Net occupancy and equipment expense	74,372	27,752	136,775	44,168
Other operating expense	225,739	142,758	424,789	345,919

Total other expense	560,841	332,368	1,048,685	708,760

Net loss	$(110,189)	(220,406)	(240,542)	(577,421)

Basic and diluted loss per share	$(.12)	(.24)	(.26)	(.63)

See accompanying notes to unaudited consolidated financial statements.

FIRST SOUTHERN BANCORP

Consolidated Statements of Comprehensive Income (Loss)

For the Six Months Ended June 30, 2003 and 2002
(Unaudited)

	2003	2002
Net loss	$(240,542)	(577,421)

Other comprehensive income consisting of
unrealized gains on investment securities available-for-sale	(20,139)	4,205

Comprehensive income (loss)	$(260,681)	(573,216)

See accompanying notes to unaudited consolidated financial statements.

FIRST SOUTHERN BANCORP

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2003 and 2002
(Unaudited)

	2003	2002
Cash flows from operating activities:
Net loss	$(240,542)	(577,421)
Adjustments to reconcile net loss to
net cash used by operating activities:
Provision for loan losses	146,000	160,000
Depreciation, amortization and accretion	94,439	3,494
Change in other	(50,902)	(210,494)

Net cash used by operating activities	(51,005)	(624,421)

Cash flows from investing activities:
Proceeds from maturity of investment securities available-for-sale	2,000,000	-
Purchases of investment securities available-for-sale	(4,029,732)	(3,016,499)
Purchases of other investments	-	(196,500)
Net change in loans	(11,771,807)	(10,748,141)
Purchases of premises and equipment	(632,571)	(208,993)

Net cash used by investing activities	(14,434,110)	(14,170,133)

Cash flows from financing activities:
Net change in deposits	15,507,559	10,686,705
Payments for offering expenses	-	(1,028)
Proceeds from sale of common stock	-	9,195,470
Repayment of line of credit	-	(1,180,037)

Net cash provided by financing activities	15,507,559	18,701,110

Net change in cash and cash equivalents	1,022,444	3,906,556

Cash and cash equivalents at beginning of the period	2,500,089	51,528

Cash and cash equivalents at end of the period	$3,522,533	3,958,084

Noncash investing activities:
Change in unrealized gain/loss on securities
available-for-sale, net of tax	$(20,139)	4,205

See accompanying notes to unaudited consolidated financial statements.

FIRST SOUTHERN BANCORP

Notes to Consolidated Financial Statements

(1)	Organization
First Southern Bancorp (the “Company”), a bank holding company, owns 100% of the outstanding stock of First Southern National Bank (the “Bank”), a national bank operating in Bulloch County, Georgia. The Bank opened for business on February 5, 2002.

Operations through February 5, 2002 relate primarily to expenditures by the organizers for incorporating and organizing the Company and the Bank. The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the quarters and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results of a full year’s operations.

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

(3)	Stock-Based Compensation
The Company sponsors stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financing Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net loss as reported	$(110,189)	(220,406)	(240,542)	(577,421)
Deduct: Total stock-based employee compensation
expense determined under fair-value based
method for all awards	(49,894)	(50,771)	(99,788)	(101,542)

Pro forma net loss	$(160,083)	(271,177)	(340,330)	(678,963)

Basic and diluted loss per share:
As reported	$(.12)	(.24)	(.26)	(.63)

Pro forma	$(.17)	(.29)	(.37)	(.74)

FIRST SOUTHERN BANCORP

Notes to Consolidated Financial Statements

(4)	Preferred Stock
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

        This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

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

        We were incorporated in April 2001 for the purpose of becoming a bank holding company by acquiring the outstanding common stock of our subsidiary national bank, First Southern National Bank. The organizers of our Bank filed a joint application to charter the Bank and for federal deposit insurance with the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”). Upon receiving final approval from the OCC and FDIC, we acquired 100% of the outstanding common stock of First Southern National Bank and commenced operations on February 5, 2002.

Financial Condition

        At June 30, 2003, we had total assets of $47,201,337. These assets consisted principally of approximately $35,398,179 in net loans, $3,522,533 in cash and cash equivalents, $5,012,686 in securities available-for-sale and $2,702,580 in premises and equipment. We had deposits of $39,570,588 at June 30, 2003, an accumulated deficit of $1,606,297 and total stockholders’ equity of $7,507,688.

Results of Operations

        We had a net loss of $110,189, or $.12 per share, for the quarter ended June 30, 2003 and a net loss of $240,542, or $.26 per share, for the six months ended June 30, 2003, compared to a net loss of $220,406 and $577,421 for the three and six months ended June 30, 2002, respectively. The loss for the three and six months ended June 30, 2003 and 2002 resulted primarily from normal expenses related to the growth of our bank, which commenced business in February 2002. A severely declining rate environment since the inception of the bank has affected our predicted margins in a negative manner; however, the overall growth of the bank is consistent with our business plan.

Net Interest Income

        For the six months ended June 30, 2003, net interest income totaled $706,287 as compared to $232,184 for the same period in 2002. Interest income from loans, including fees increased $779,842 to $946,875 for the six months ended June 30, 2003 while income from invested securities increased by $23,095 to $56,893. Interest expense totaled $303,376 for the six months ended June 30, 2003 compared to $31,182 in 2002. The increase in net interest income is due to the fact that the bank opened in February of 2002. The net interest margin realized on earning assets and the interest rate spread were 3.29% and 2.98%, respectively, for the six months ended June 30, 2003. For the six months ended June 30, 2002, the net interest margin was 5.06% and the interest rate spread was 4.20%.

        For the quarter ended June 30, 2003, interest income totaled $553,585 as compared to $202,380 for the same period in 2002. Interest expense totaled $172,565 for the quarter ended June 30, 2003 compared to $24,329 for the same period in 2002. The increase in net interest income was due to the growth of interest-earning assets and interest-bearing liabilities in 2003 as compared to 2002.

Provision for Loan Losses

        The provision for loan losses was $71,000 for the three months ended June 30, 2003 and $146,000 for the six months ended June 30, 2003, compared to $104,000 and $160,000 for the three and six months ended June 30, 2002, respectively. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans. In determining the adequacy of the allowance for loan losses, we use a loan grading system that rates loans in different categories. Certain grades representing criticized or classified loans are assigned allocations of loss based on our estimate of potential loss that is generally based on historical losses and/or collateral deficiencies. Other loans are graded by type and allocated loss ranges based on our perceived inherent loss for the loan type. The combination of these results are compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. We use an independent third party loan reviewer to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loans.

        At June 30, 2003, the allowance for loan losses was $518,000, which represented 1.44% of outstanding portfolio loans. We believe that the allowance for loan losses is adequate, based on internal reviews and external reviews of the quality of the loan portfolio and bank peer group data. While we do use available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the bank’s allowance for loan losses. Such agencies may require the bank to recognize additions to the allowance based on judgments different than those of management.

Other Income

        Other income for the six months ended June 30, 2003 totaled $247,856 as compared to $59,155 for the six months ended June 30, 2002. This increase in other income was due to an increase in service charges on deposit accounts and the increase in residential mortgage origination fees during 2003.

        Other income for the quarter ended June 30, 2003 totaled $140,632 as compared to $37,911 for the quarter ended June 30, 2002. This increase in other income was due to an increase in service charges on deposit accounts and the increase in residential mortgage origination fees during 2003.

Other Expense

        Total other expense for the six months ended June 30, 2003 was $1,048,685 as compared to $708,760 for the same period in 2002. Salaries and benefits, the largest component of other expense, totaled $487,121 for the six months ended June 30, 2003, compared to $318,673 for the same period in 2002. These increases were due to the fact that our bank opened in February of 2002. Other operating expenses were $424,789 for the six months ended June 30, 2003 as compared to $345,919 for the six months ended June 30, 2002. This increase in other expenses was due to the continued growth of our bank.

        Total other expense for the quarter ended June 30, 2003 was $560,841 as compared to $332,368 for the same period in 2002. Salaries and benefits, the largest component of other expense, totaled $260,730 for the quarter ended June 30, 2003, compared to $161,858 for the same period in 2002. These increases were due to additions of personnel in 2003 compared to 2002. Other operating expenses were $225,739 for the quarter ended June 30, 2003 as compared to $142,758 for the quarter ended June 30, 2002. This increase in other expenses was due to the continued growth of our bank.

Capital

        We raised $9,125,000, net of offering expenses of $71,000, in our initial public offering. We used these funds to purchase 100% of the shares of the bank for $6,700,000 and for working capital. We believe this amount will be sufficient to fund the activities of the bank in its initial stages of operations, and that the bank will generate sufficient income from operations to fund its activities on an ongoing basis. There can be no assurance, however, that we will achieve any particular level of profitability. The following tables present the bank’s regulatory capital position at June 30, 2003:

Risk-Based Capital Ratios

Tier 1 Tangible Capital, Actual	13.52%
Tier 1 Tangible Capital minimum requirement	8.00%

Excess	5.52%

Total Capital, Actual	14.77%
Total Capital minimum requirement	4.00%

Excess	10.77%

Leverage Ratio

Tier 1 Tangible Capital to adjusted total assets, Actual	12.23%
Minimum leverage requirement	3.00%

Excess	9.23%

Off Balance Sheet Risk

        Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2003, we had issued commitments to extend credit of $5,942,000 million through various types of commercial lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Item 3.     Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2003.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

Item 2.     Changes in Securities and Use of Proceeds

Not applicable.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

There was one matter submitted to a vote of security holders during the quarter ended June 30, 2003 at our annual meeting of shareholders held on May 8, 2003 — the election of six members of the Board of Directors as Class II directors for a three-year term. The following describes the matters voted upon at the annual meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter (except as provided below, there were no broker non-votes).

Our board of directors is divided into three classes with each class to be as nearly equal in number as possible. The three classes of directors have staggered terms, so that the terms of only approximately one-third of the board members expire at each annual meeting of shareholders. The current Class I directors are F. Thomas David, William I. Griffis, R. Whitman Lord, Laura T. Marsh, and Jeffrey D. Pope. The current Class II directors are Michael R. Anderson, Charles A. Deal, James A. High, D.D.S., Michael R. Kennedy, Hudson J. Powell, Sr., D.M.D. and Devra P. Walker, CPA. The current Class III directors are Tracy D. Ham, W. Pratt Hill, III, Ronnie J. Pope, Lamar O. Reddick, and L. Anthony Waters, III. The current terms of the Class II directors expired at the annual meeting. Each of the six current Class II directors was nominated for election and stood for election at the Annual Meeting on May 8, 2003 for a three-year term. The number of votes for the election of the Class II directors was as follows: For Mr. Anderson 516,932 votes, for Mr. Deal 516,932 votes, for Dr. High 516,932 votes, for Mr. Kennedy 516,932 votes, for Dr. Powell, Sr. 516,932 votes, and for Ms. Walker 516,932 votes. The number of votes which withheld authority for Mr. Anderson -0- votes, withheld authority for Mr. Deal -0- votes, withheld authority for Dr. High -0- votes, withheld authority for Mr. Kennedy -0- votes, withheld authority for Dr. Powell, Sr. -0- votes, and withheld authority for Ms. Walker -0- votes. The number of votes against the election of directors was as follows: against Mr. Anderson -0- votes, against Mr. Deal -0- votes, against Dr. High -0- votes, against Mr. Kennedy -0- votes, against Dr. Powell, Sr. -0- votes, and against Ms. Walker -0- votes. The terms of the Class III directors will expire at the 2004 annual meeting of shareholders.

Item 5.    Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number Description

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

(b)	Reports on Form 8-K
None.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SOUTHERN BANCORP

Date: August 14, 2003	By: /s/ F.THOMAS DAVID
F. Thomas David
President & President, Chief Executive Officer and Director

Date: August 14, 2003	By: /s/ CHARLES ROBERT FENNELL, JR.
Charles Robert Fennell, Jr.
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number          Description

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.