Form 10QSB
period 2003-09-30
FIRST SOUTHERN BANCORP
filed 2003-11-13
CIK 1156366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 2003

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to _____________

Commission file number 333-66734

First Southern Bancorp
(Exact name of registrant as specified in its charter)

Georgia	6711	58-2635782
(State of Incorporation)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

201 South Main Street, Statesboro, Georgia 30458
(Address of principal executive offices)   (Zip Code)

(912) 489-7600
(Telephone Number)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 919,547 shares of common stock, par value $.01 per share, were issued and outstanding as of November 4, 2003.

          Transitional Small Business Disclosure Format (check one): Yes      No  X

FIRST SOUTHERN BANCORP

FIRST SOUTHERN BANCORP

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

FIRST SOUTHERN BANCORP
Consolidated Balance Sheet

September 30, 2003
(Unaudited)

Assets

Cash and due from banks	$1,476,862
Federal funds sold	2,574,000

Cash and cash equivalents	4,050,862
Investment securities available-for-sale	5,203,615
Other investments	172,450
Loans, net	39,090,361
Premises and equipment, net	2,949,755
Accrued interest receivable and other assets	418,157

$51,885,200

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$5,479,041
Interest-bearing	38,839,245

Total deposits	44,318,286
Accrued interest payable and other liabilities	138,911

Total liabilities	44,457,197

Commitments
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 authorized;
no shares issued and outstanding	-
Common stock, $.01 par value; authorized
10,000,000 shares; 919,547 shares issued and outstanding	9,195
Additional paid-in capital	9,115,775
Accumulated deficit	(1,672,534)
Accumulated other comprehensive income (loss)	(24,433)

Total stockholders' equity	7,428,003

$51,885,200

See accompanying notes to unaudited consolidated financial statements.

FIRST SOUTHERN BANCORP

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002
Interest income:
Interest and fees on loans	$594,345	231,130	1,541,220	398,163
Interest on investment securities	18,654	26,549	75,547	60,347
Other interest income	13,808	5,598	19,703	68,133

Total interest income	626,807	263,277	1,636,470	526,643

Interest expense on deposits	162,139	46,050	465,515	77,232

Net interest income	464,668	217,227	1,170,955	449,411
Provision for loan losses	103,248	90,000	249,248	250,000

Net interest income after provision for
loan losses	361,420	127,227	921,707	199,411

Other income:
Service charges on deposit accounts	58,425	15,647	140,710	24,743
Residential mortgage origination fees	51,800	57,000	215,867	107,986
Other	1,166	1,083	2,670	156

Total other income	111,391	73,730	359,247	132,885

Other expense:
Salaries and other personnel expense	253,807	215,046	740,928	533,719
Net occupancy and equipment expense	68,315	31,416	205,090	75,584
Other operating expense	216,926	134,884	641,715	480,803

Total other expense	539,048	381,346	1,587,733	1,090,106

Net loss	$(66,237)	(180,389)	(306,779)	(757,810)

Basic and diluted loss per share	$(.07)	(.20)	(.33)	(.82)

See accompanying notes to unaudited consolidated financial statements.

FIRST SOUTHERN BANCORP

Consolidated Statements of Comprehensive Income (Loss)

For the Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	2003	2002

Net loss	$(306,779)	(757,810)

Other comprehensive income, net of tax of $20,586 and $4,233, consisting
of unrealized gains (losses) on investment securities available-for-sale	(33,587)	6,906

Comprehensive income (loss)	$(340,366)	(750,904)

See accompanying notes to unaudited consolidated financial statements.

FIRST SOUTHERN BANCORP

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	2003	2002

Cash flows from operating activities:
Net loss	$(306,779)	(757,810)
Adjustments to reconcile net loss to
net cash provided (used) by operating activities:
Provision for loan losses	249,248	250,000
Depreciation, amortization and accretion	155,140	40,333
Change in other assets and liabilities	(76,785)	(37,328)

Net cash provided (used) by operating activities	20,824	(504,805)

Cash flows from investing activities:
Proceeds from maturity of investment securities available-for-sale	2,000,000	-
Purchases of investment securities available-for-sale	(4,269,848)	(2,027,028)
Proceeds from sale of other investments	24,050	-
Purchases of other investments	-	(196,500)
Net change in loans	(15,567,237)	(16,822,386)
Purchases of premises and equipment	(912,273)	(863,247)

Net cash used by investing activities	(18,725,308)	(19,909,161)

Cash flows from financing activities:
Net change in deposits	20,255,257	14,324,297
Payments for offering expenses	-	(1,028)
Proceeds from sale of common stock	-	9,195,470
Repayment of line of credit	-	(1,180,037)

Net cash provided by financing activities	20,255,257	22,338,702

Net change in cash and cash equivalents	1,550,773	1,924,736
Cash and cash equivalents at beginning of the period	2,500,089	51,528

Cash and cash equivalents at end of the period	$4,050,862	1,976,264

Noncash investing activities:
Change in unrealized gain/loss on securities
available-for-sale, net of tax	$(33,587)	6,906

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

Operations through February 5, 2002 relate primarily to expenditures by the organizers for incorporating and organizing the Company and the Bank. The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the quarters and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results of a full year’s operations.

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

(3)  Stock-Based Compensation

The Company sponsors stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financing Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the three and nine months ended September 30, 2003 and 2002.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002
Net loss as reported	$(66,237)	(180,389)	(306,779)	(757,810)
Deduct: Total stock-based employee compensation
expense determined under fair-value based
method for all awards	(49,894)	(50,771)	(149,682)	(152,313)

Pro forma net loss	$(116,131)	(231,160)	(456,461)	(910,123)

Basic and diluted loss per share:
As reported	$(.07)	(.20)	(.33)	(.82)

Pro forma	$(.13)	(.25)	(.50)	(.99)

(4)Preferred Stock

Shares of preferred stock may be issued from time to time in one or more series as established by resolution of the Board of Directors of the Company. Each resolution will include the number of shares issued, preferences, special rights and limitations as determined by the Board.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Financial Condition

At September 30, 2003, we had total assets of $51,885,000. These assets consisted principally of approximately $39,090,000 in net loans, $4,051,000 in cash and cash equivalents, $5,204,000 in securities available-for-sale and approximately $2,950,000 in premises and equipment. We had deposits of $44,318,000 at September 30, 2003, an accumulated deficit of $1,673,000 and total stockholders’ equity of $7,428,000.

Results of Operations

We had a net loss of $66,000, or $.07 per share, for the quarter ended September 30, 2003 and a net loss of $307,000, or $.33 per share, for the nine months ended September 30, 2003, compared to a net loss of $180,000 and $758,000 for the three and nine months ended September 30, 2002, respectively. The loss for the three and nine months ended September 30, 2003 and 2002 resulted primarily from normal expenses related to the growth of our bank, which commenced business in February 2002. A severely declining interest rate environment since the inception of the bank has affected our predicted margins in a negative manner; however, the overall growth of the bank currently exceeds our business plan.

Net Interest Income

For the nine months ended September 30, 2003, net interest income totaled $1,171,000 as compared to $449,000 for the same period in 2002. Interest income from loans, including fees, increased $1,143,000 to $1,541,000 for the nine months ended September 30, 2003 while income from invested securities increased by $15,000 to $76,000. Interest expense totaled $466,000 for the nine months ended September 30, 2003 compared to $77,000 in 2002. The increase in net interest income is due to the growth of the bank since it opened in February 2002. The net interest margin realized on earning assets and the interest rate spread were 3.92% and 3.54%, respectively, for the nine months ended September 30, 2003. For the nine months ended September 30, 2002, the net interest margin was 3.86% and the interest rate spread was 2.83%.

For the quarter ended September 30, 2003, interest income totaled $627,000 as compared to $263,000 for the same period in 2002. Interest expense totaled $162,000 for the quarter ended September 30, 2003 compared to $46,000 for the same period in 2002. The increase in net interest income was primarily due to the growth of interest-earning assets and interest-bearing liabilities in 2003 as compared to 2002.

Provision and Allowance for Loan Losses

The provision for loan losses was $103,000 for the three months ended September 30, 2003 and $249,000 for the nine months ended September 30, 2003, compared to $90,000 and $250,000 for the three and nine months ended September 30, 2002, respectively. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans. In determining the adequacy of the allowance for loan losses, we use a loan grading system that rates loans in different categories. Certain grades representing criticized or classified loans are assigned allocations of loss based on our estimate of potential loss that is generally based on historical losses and/or collateral deficiencies. Other loans are graded by type and allocated loss ranges based on our perceived inherent loss for the loan type. The combination of these results is compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. We use an independent third party loan reviewer to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loans.

At September 30, 2003, the allowance for loan losses was $600,000, which represented 1.51% of outstanding portfolio loans. We believe that the allowance for loan losses is adequate, based on internal reviews and external reviews of the quality of the loan portfolio and bank peer group data. Our evaluation is inherently subjective, as it requires estimates that are susceptible to significant change. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. While we do use available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the bank’s allowance for loan losses. Such agencies may require the bank to recognize additions to the allowance based on judgments different than those of management.

Other Income

Other income for the nine months ended September 30, 2003 totaled $359,000 as compared to $133,000 for the nine months ended September 30, 2002. This increase in other income was primarily due to an increase in service charges on deposit accounts and the increase in residential mortgage origination fees during 2003.

Other income for the quarter ended September 30, 2003 totaled $111,000 as compared to $74,000 for the quarter ended September 30, 2002. This increase in other income was primarily due to an increase in service charges on deposit accounts during 2003.

Other Expenses

Total other expense for the nine months ended September 30, 2003 was $1,588,000 as compared to $1,090,000 for the same period in 2002. Salaries and benefits, the largest component of other expense, totaled $741,000 for the nine months ended September 30, 2003, compared to $534,000 for the same period in 2002. These increases were due to the fact that once the bank opened in February of 2002 we incurred escalating expenses, primarily from the addition of new personnel. Other operating expenses were $642,000 for the nine months ended September 30, 2003 as compared to $481,000 for the nine months ended September 30, 2002. This increase in other expenses was primarily due to the continued growth of our bank.

Total other expense for the quarter ended September 30, 2003 was $539,000 as compared to $381,000 for the same period in 2002. Salaries and benefits, the largest component of other expense, totaled $254,000 for the quarter ended September 30, 2003, compared to $215,000 for the same period in 2002. These increases were due to additions of personnel in 2003 compared to 2002. Other operating expenses were $217,000 for the quarter ended September 30, 2003 as compared to $135,000 for the quarter ended September 30, 2002. This increase in other expenses was primarily due to the continued growth of our bank.

Capital

We raised $9,125,000, net of offering expenses of $71,000, in our initial public offering. We used these funds to purchase 100% of the shares of the bank for $6,700,000 and for working capital. We believe this amount will be sufficient to fund the activities of the bank in its initial stages of operations, and that the bank will generate sufficient income from operations to fund its activities on an ongoing basis. There can be no assurance, however, that we will achieve any particular level of profitability. The following tables present the bank’s regulatory capital position at September 30, 2003:

Risk-Based Capital Ratios

Tier 1 Tangible Capital, Actual	12.25%
Tier 1 Tangible Capital minimum requirement	8.00%

Excess	4.25%

Total Capital, Actual	13.50%
Total Capital minimum requirement	4.00%

Excess	9.50%

Leverage Ratio
Tier 1 Tangible Capital to adjusted total assets, Actual	11.25%
Minimum leverage requirement	3.00%

Excess	8.25%

Off Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2003, we had issued commitments to extend credit of $6,599,000 through various types of commercial lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2003.

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

Item 4.   Submission of Matters to a Vote of Security Holders

              There were no matters submitted to security holders for a vote during the three months ended September 30, 2003.

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

        (a)   Exhibits:

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

        (b)   Reports on Form 8-K
                None

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SOUTHERN BANCORP By: /S/ F. THOMAS DAVID F. Thomas David President and Chief Executive Officer

Dated:  November 12, 2003

By: /S/ CHARLES ROBERT FENNELL, JR. Charles Robert Fennell, Jr. Chief Financial Officer and Principal Accounting Officer

Dated:  November 12, 2003

EXHIBIT INDEX

Exhibit Number      Description

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.