Form 10KSB
period 2003-12-31
FIRST SOUTHERN BANCORP
filed 2004-03-30
CIK 1156366

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003
or
Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to ________

Commission file no. 333-66734

First Southern Bancorp
(Name of Small Business Issuer in Its Charter)

Georgia	6021	58-2635782
(State of Incorporation)	(Primary Standard Industrial	(I.R.S. Employer Identification No.)
	Classification Code Number)

201 South Main St.
Statesboro, Georgia	30458
(Address of Principal Executive Offices)	(Zip Code)

        (912) 489-7600
Issuer’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   Common Stock

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes    X      No

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        The issuer’s revenue (total interest income plus noninterest income) for its most recent fiscal year was $2,814,551.

        The aggregate market value of the Common Stock held by non-affiliates of the Company on March 26, 2004 was $5,327,970. This calculation is based upon an estimate of the fair market value of the Common Stock of $10.00 per share, which was the price of the last trade of which management is aware prior to this date. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

        Transitional Small Business Disclosure Format.  (Check one):   Yes             No    X

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company's 2003 Annual Report                                                                                   Part II
Portions of the company's Proxy Statement for the 2004 Annual Meeting of Shareholders         Part III

Item 1. Description of Business

        This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

o	significant increases in competitive pressure in the banking and financial services industries;

o	changes in the interest rate environment which could reduce anticipated or actual margins;

o	changes in political conditions or the legislative or regulatory environment;

o	general economic conditions, either nationally or regionally and especially in the primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

o	changes occurring in business conditions and inflation;

o	changes in technology;

o	the level of the allowance for loan loss;

o	the rate of delinquencies and amounts of charge-offs;

o	the rates of loan growth;

o	adverse changes in asset quality and resulting credit risk-related losses and expenses;

o	changes in monetary and tax policies;

o	loss of consumer confidence and economic disruptions resulting from terrorist activities;

o	changes in the securities markets; and

o	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

        These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, particularly in light of the fact that we are a new company with little operating history. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur.

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

Marketing Focus

        First Southern National Bank positions itself as “the hometown bank” that cares about its clients. We provide professional and personalized service to our clients by employing well trained, seasoned bankers who are familiar with our market area and our clients’ individual needs. Our primary target market includes individuals and small- to medium-sized businesses who desire a consistent and professional relationship with a local banker. Because there is only one other locally owned bank left in Statesboro, we believe we offer a unique banking alternative for the market by offering a higher level of customer service and a management team more focused on the needs of the community than most of our competitors. We believe that this approach is enthusiastically supported by the community. In order to achieve the level of prompt, responsive service that is necessary to attract customers and to develop First Southern National Bank’s image as a local bank with an individual focus, we leverage our community-oriented board of directors, convenient branch locations, and local services and decision making to attract and retain customers.

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

Lending Activities

        General. We emphasize a range of lending services, including real estate, commercial, and equity-line and consumer loans to individuals, small- to medium-sized businesses and professional concerns that are located in or conduct a substantial portion of their business in the bank’s market area. We compete for these loans with competitors who are well established in the Bulloch County area and have greater resources and lending limits. As a result, we may have to charge lower interest rates to attract borrowers.

        Loan Approval and Review. The bank’s loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer’s lending authority, the loan request will be considered and approved by an officer with a higher lending limit or the board of directors’ loan committee. The bank does not make any loans to any director of the bank unless the loan is approved by the board of directors of the bank and is made on terms not more favorable to the person than would be available to a person not affiliated with the bank. The bank currently adheres to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines in its mortgage loan review process, but may choose to alter this policy in the future. The bank expects to sell residential mortgage loans that it originates on the secondary market.

        Lending Limits. The bank’s lending activities are subject to a variety of lending limits imposed by federal law. In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank’s capital and unimpaired surplus. Different limits may apply in certain circumstances based on the type of loan or the nature of the borrower, including the borrower’s relationship to the bank. These limits increase or decrease as the bank’s capital increases or decreases. The bank is able to sell participations in its loans to other financial institutions, which allows the bank the ability to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

        Credit Risk. The principal credit risk associated with each category of loans is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the manufacturing, services, and retail market segments. General economic factors affecting a borrower’s ability to repay include interest, inflation, and employment rates and the strength of local and national economy, as well as other factors affecting a borrower’s customers, suppliers, and employees.

        Real Estate Loans. Loans secured by first or second mortgages on real estate make up 73% of the bank’s loan portfolio. These loans generally fall into one of two categories: commercial real estate loans or construction and development loans. We make residential real estate loans secured by first or second mortgages on real estate. Each of these categories is discussed in more detail below, including their specific risks. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. The bank generally charges an origination fee for each loan.

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

        We have the ability to originate some real estate loans for sale into the secondary market. We limit our interest rate and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor’s underwriting approval prior to originating the loan.

o	Commercial Real Estate Loans. Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. Inherent in commercial real estate loans’ credit risk is the risk that the primary source of repayment, the operating commercial real estate company, will be insufficient to service the debt. If a real estate loan is in default, we also run the risk that a the value of a commercial real estate loan’s secured real estate will decrease, and thereby be insufficient to satisfy the loan. To mitigate these risks, we evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals. We typically review all of the personal financial statements of the principal owners and require their personal guarantees. These reviews generally reveal secondary sources of payment and liquidity to support a loan request.

o	Construction and Development Real Estate Loans. We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own home. The term of construction and development loans is generally limited to 18 months, although payments may be structured on a longer amortization basis. Most loans mature and require payment in full upon the sale of the property. Construction and development loans generally carry a higher degree of risk than long term financing of existing properties. Repayment usually depends on the ultimate completion of the project within cost estimates and on the sale of the property. Specific risks include:

o	cost overruns;
o	mismanaged construction;
o	inferior or improper construction techniques;
o	economic changes or downturns during construction;
o	a downturn in the real estate market;
o	rising interest rates which may prevent sale of the property; and
o	failure to sell completed projects in a timely manner.

        We attempt to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages. We may also reduce risk by selling participations in larger loans to other institutions when possible.

o	Residential Real Estate Loans. These loans generally have longer terms up to 30 years. We offer fixed and adjustable rate mortgages, and we sell some or all of the residential real estate loans that we generate in the secondary market. Inherent in residential real estate loans’ credit risk is the risk that the primary source of repayment, the residential borrower, is insufficient to service the debt. If a real estate loan is in default, we also run the risk that a the value of a residential real estate loan’s secured real estate will decrease, and thereby be insufficient to satisfy the loan. To mitigate these risks, we evaluate each borrower on an individual basis and attempt to determine its credit profile. By selling these loans in the secondary market, we significantly reduce our exposure to credit risk because the loans are underwritten through a third party agent without any recourse against the bank.

        Commercial Loans. The bank makes loans for commercial purposes in various lines of businesses. Equipment loans are typically made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment. We focus our efforts on commercial loans of less than $1,000,000. Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases principal is typically due at maturity. Trade letters of credit, standby letters of credit, and foreign exchange are handled through a correspondent bank as agent for the bank. Commercial loans primarily have risk that the primary source of repayment, the borrowing business, is insufficient to service the debt. Often this occurs as the result of changes in local economic conditions or in the industry in which the borrower operates which impact cash flow or collateral value.

        We expect to also offer small business loans utilizing government enhancements such as the Small Business Administration’s 7(a) program and SBA’s 504 programs. These loans are typically partially guaranteed by the government which may help to reduce the bank’s risk. Government guarantees of SBA loans does not exceed 80% of the loan value, and is generally less.

        Consumer Loans. The bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit such as credit cards. Installment loans typically carry balances of less than $50,000 and are amortized over periods up to 60 months. Consumer loans may be offered on a single maturity basis where a specific source of repayment is available. Revolving loan products typically require monthly payments of interest and a portion of the principal. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they are often dependent on the borrower’s employment status as the sole source of repayment and some of them are unsecured.

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

Competition

        The banking business is highly competitive. We compete with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in the Bulloch County area and elsewhere. As of June 30, 2003, there were 7 commercial banks and no savings banks operating in Bulloch County. Some of these competitors have been in business for a long time and have already established their customer base and name recognition. We believe that our community bank focus, with our emphasis on service to small businesses, individuals, and professional concerns, gives us an advantage in the market. Nevertheless, a number of these competitors have greater financial and personnel resources than we may have. Most of them offer services, including extensive and established branch networks and trust services, that we do not currently provide. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to our bank. As a result of these competitive factors, we may have to pay higher rates of interest to attract deposits.

Market Share

        As of June 30, 2003, the most recent date for which market data is available, total deposits in Bulloch County were $624,941,000. Our deposits represented approximately 6.65% of the total deposits in the county as of June 30, 2003.

Employees

        As of March 26, 2004, the bank had approximately 19 full time employees and six part time employees. First Southern Bancorp, as the holding company for the bank, does not have any employees other than its officers, who are also bank employees.

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

        The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

USA Patriot Act of 2001

        In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Check 21

        On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21.  The new law, which is not effective until October 28, 2004, gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check.  Some of the major provisions include:

o	Allows check truncation without making it mandatory;

o	Demands that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

o	Legalizes substitutions for and replacements of paper checks without agreement from consumers;

o	Keeps in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

o	Cautions that when accountholder’s request verification, financial institutions must produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

o	Requires recrediting of funds to an individual’s account on the next business day after a consumer proves the financial institution has erred.

This new legislation will likely have a dramatic impact on bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

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

        In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

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

        The Federal Reserve Board imposes certain capital requirements on First Southern Bancorp under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Capital Regulations.” Subject to its capital requirements and certain other restrictions, First Southern Bancorp is able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to First Southern Bancorp. Our ability to pay dividends is subject to regulatory restrictions as described below in “The Bank – Dividends.” First Southern Bancorp is also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws. As a bank holding company registered under the Financial Institutions Code of Georgia, we must provide the Georgia Department of Banking and

Finance with information regarding the financial, management, and operation condition of First Southern Bancorp and First Southern National Bank.

        Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, First Southern Bancorp is expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which First Southern Bancorp might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

        The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999, was signed into law on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies that become financial holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are “complementary” to financial activities.

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

        The Office of the Comptroller of the Currency and the FDIC regulates or monitors virtually all areas of the bank’s operations, including:

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

        The Office of the Comptroller of the Currency requires the bank to maintain specified capital ratios and imposes limitations on the bank’s aggregate investment in real estate, bank premises, and furniture and fixtures. The Office of the Comptroller of the Currency also requires the bank to prepare quarterly reports on the bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

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

        Deposit Insurance. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions’ insurance assessment rate. The system that takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC’s determination of the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation (FICO) bonds issued in the late 1980s as part of the government rescue of the thrift industry. Although we pay a quarterly FICO assessment, the FDIC assessment rate on our bank deposits currently is zero. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. An increase in the BIF assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase.

        Transactions With Affiliates and Insiders. The bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank’s capital and surplus and, as to all affiliates combined, to 20% of the bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

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

        Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus. This regulation has not yet been adopted.

    Dividends. A national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

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

    The Gramm-Leach-Bliley Act. Under the Gramm-Leach-Bliley Act, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The Gramm-Leach-Bliley Act imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the Gramm-Leach-Bliley Act imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and nonbank affiliates.

        The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution’s own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing to the consumer.

        Other Regulations. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

o	The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
o	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
o	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
o	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
o	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
o	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the bank also are subject to:

o	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

o	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

        Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that either First Southern Bancorp or First Southern National Bank is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1% of risk-weighted assets.

        Under these guidelines, banks’ and bank holding companies’ assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

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

        The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. We qualify as “well capitalized.”

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

        A bank that is not “well capitalized” is also subject to certain limitations relating to so-called “brokered” deposits. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans.

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

        Failure to meet these capital requirements would mean that a bank would be required to develop and file a plan with its primary federal banking regulator describing the means and a schedule for achieving the minimum capital requirements. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time. A bank that is not “well capitalized” is also subject to certain limitations relating to so-called “brokered” deposits. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans.

        Enforcement Powers. The Financial Institution Reform Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

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

        Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Item 2. Description of Property.

        Our main office is located at 201 South Main Street, Statesboro, Georgia 30458, in downtown Statesboro. We completed construction of this building at a cost of $2.4 million.

        In August of 2003, First Southern Bancorp purchased property for a future branch site from FSNB, LLC, a company owned by the directors of First Southern National Bank. The cost of the property was $265,448.17 for 1.102 acres located on Highway 67 in Statesboro, GA. The LLC sold the property to the company at its cost.

Item 3. Legal Proceedings.

        None.

Item 4.Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5. Market for Common Equity and Related Stockholder Matters.

We completed our initial offering in February 2002. There is no public trading market for our common stock, and there is no source of the high and low bid price for these shares.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

FIRST SOUTHERN NATIONAL BANCORP

SELECTED FINANCIAL DATA

	2003	2002
FOR THE YEAR
Net interest income (expense)	$1,705,535	724,802
Provision for loan losses	324,390	375,000
Noninterest income	467,128	217,650
Noninterest expense	2,153,070	1,533,875
Net loss	$(304,797)	(966,423)
PER COMMON SHARE
Basic earnings (loss)	$(0.33)	(1.05)
Diluted earnings (loss)	(0.33)	(1.05)
Cash dividends declared	-	-
Book value	$8.09	8.45
AT YEAR END
Loans, net	$44,876,389	23,772,372
Earnings assets	57,614,117	28,769,761
Assets	63,290,834	31,913,765
Deposits	55,674,666	24,063,029
Shareholders' equity	$7,449,548	7,768,369
Common shares outstanding	920,547	919,547
AVERAGE BALANCES
Loans	$34,843,677	10,625,401
Earnings assets	41,305,997	15,898,866
Assets	46,113,806	18,024,602
Deposits	40,268,675	10,478,073
Shareholders' equity	$7,608,959	8,058,708
Weighted average shares
outstanding	919,847	919,547
KEY PERFORMANCE RATIOS
Return on average assets	(0.66%)	(5.93%)
Return on average shareholders'
equity	(4.01%)	(13.26%)
Net interest margin	4.13%	4.07%
Dividend payout ratio	-	-
Average equity to average assets	16.50%	44.71%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

General

First Southern Bancorp is a bank holding company headquartered in Statesboro, Georgia organized to own all of the common stock of its bank subsidiary, First Southern National Bank. The principal activity of the bank is to provide banking services to domestic markets, principally in Bulloch County, Georgia. The bank is primarily regulated by the Office of the Comptroller of the Currency (“OCC”) and undergoes periodic examinations by this regulatory agency. Our bank holding company is regulated by the Federal Reserve Bank and also is subject to periodic examinations.

In 2001, we commenced an initial public offering of up to 1,000,000 shares of our common stock. The stock sale resulted in the issuance of 919,547 shares at a price of $10.00 per share. The offering resulted in capital of $9,124,970, net of offering expenses of $70,500. The bank opened for business on February 5, 2002 at 201 South Main Street, Statesboro, Georgia 30458.

The following discussion describes our results of operations for 2003 as compared to 2002 and also analyzes our financial condition as of December 31, 2003 as compared to December 31, 2002. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during 2003 and 2002 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a “Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits.

Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb possible losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Forward-Looking Statements

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

o	significant increases in competitive pressure in the banking and financial services industries;
o	changes in the interest rate environment which could reduce anticipated or actual margins;
o	changes in political conditions or the legislative or regulatory environment;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS, continued

o	general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
o	changes occurring in business conditions and inflation;
o	changes in technology;
o	changes in monetary and tax policies;
o	the level of allowance for loan loss;
o	the rate of delinquencies and amounts of charge-offs;
o	the rates of loan growth;
o	adverse changes in asset quality and resulting credit risk-related losses and expenses;
o	loss of consumer confidence and economic disruptions resulting from terrorist activities;
o	changes in the securities markets; and
o	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in note 1 in the footnotes to the consolidated financial statements at December 31, 2003 included elsewhere in this annual report.

We believe that the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Please refer to the portion of management’s discussion and analysis of financial condition and results of operations that addresses the allowance for loan losses for a description of our processes and methodology for determining the allowance for loan losses.

Results of Operations

Overview

Net loss for 2003 was $304,797, or $0.33 per common share, compared to a net loss for 2002 of $966,423, or $1.05 per common share. Our operational results depend to a large degree on net interest income, which is the difference between the interest income received from investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense, which is paid on deposit liabilities. Net interest income was $1,705,535 for the year ended December 31, 2003 compared to $724,802 for the year ended December 31, 2002.

The provision for loan losses in 2003 was $324,390 compared to $375,000 in 2002. The provision for loan losses reflects management’s estimate of potential losses inherent in the loan portfolio and the creation of an allowance for loan losses adequate to absorb such losses.

Other operating income for the year ended December 31, 2003 totaled $467,128, representing a $249,478 (115%) increase from December 31, 2002. Other operating income includes services charges on deposit accounts and mortgage origination fee income. Declining interest rates during 2003 provided us with an opportunity to derive significant income from the origination of mortgage loans. Other operating expenses in 2003 were $2,153,070, a $619,195 (40%) increase compared with the 2002 amount, due to increases in overall occupancy expense when we moved into our permanent facility and increases in salaries and benefits for additional personnel. The largest component of other operating expenses is salaries and benefits, which totaled $1,000,005 for the year ended December 31, 2003.

In 2003 and 2002, we recognized no income tax benefit due to the fact that realization of such a benefit is dependent upon future earnings or our company.

Net Interest Income

For the year ended December 31, 2003, net interest income totaled $1,705,535 compared to $724,802 for the same period in 2002. Interest income from loans including fees was $2,216,948, representing a yield of 6.36%. Interest expense totaled $641,888 for the year ended December 31, 2003 compared to $159,232 in 2002. The net interest margin realized on earning assets and the interest rate spread were 4.13% and 3.79%, respectively, for the year ended December 31, 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, continued

For the year ended December 31, 2002, the net interest margin realized on earning assets and the interest rate spread were 5.06% and 4.20%, respectively.

Average Balances and Interest Rates

The table below shows the average balance outstanding for each category of interest earning assets and interest-bearing liabilities for 2003 and 2002, and the average rate of interest earned or paid thereon. Average balances have been derived from the daily balances throughout the period indicated. Yields and rates for 2002 are computed using annualized income and expense amounts.

		For the Years Ended December 31,
		2003			2002
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest earning assets:
Loans (including loan fees)	$34,843,677	2,216,948	6.36%	10,625,401	728,700	7.61%
Investment securities	4,824,313	105,772	2.19%	2,521,640	81,119	3.57%
Federal funds sold	1,638,007	24,703	1.51%	2,751,825	74,215	2.99%

Total interest earning assets	41,305,997	2,347,423	5.68%	15,898,866	884,034	6.17%

Other non-interest earning assets	4,808,809			2,125,736

Total assets	$46,113,806			18,024,602

Liabilities and shareholders' equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$13,270,875	149,950	1.13%	4,292,979	46,619	1.20%
Savings	1,275,546	8,495	0.67%	345,839	3,753	1.20%
Time	19,249,441	480,601	2.50%	4,301,916	108,043	2.79%
Other	118,339	2,842	2.40%	33,208	817	2.73%

Total interest-bearing
liabilities	33,914,201	641,888	1.89%	8,973,942	159,232	1.97%

Other non-interest bearing liabilities	4,590,646			991,952
Shareholders' equity	7,608,959			8,058,708

Total liabilities and
shareholders' equity	$46,113,806			18,024,602

Excess of interest-earning assets
over interest-bearing liabilities	$7,391,796			6,924,924

Ratio of interest-earning assets to
interest-bearing liabilities	122%			177%
Net interest income		1,705,535			724,802

Net interest spread			3.79%			4.20%

Net interest margin			4.13%			5.06%

Nonaccrual loans and the interest income that was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS, continued

Volume/Rate Analysis

Net interest income can also be analyzed in terms of the impact of changing rates and changing volume. The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated.

	2003 Compared to 2002
	Increase (decrease) due to changes in
	Volume	Rate	Net Change
Interest income on:
Loans (including loan fees)	$1,719,402	(231,154)	1,488,248
Investment securities	51,196	(26,543)	24,653
Federal funds sold	(20,602)	(28,910)	(49,512)

	1,749,996	(286,607)	1,463,389

Interest expense on:
Interest-bearing demand	114,023	(10,692)	103,331
Savings	5,895	(1,153)	4,742
Time	399,208	(26,650)	372,558
Other	2,240	(215)	2,025

	521,366	(38,710)	482,656

	$1,228,630	(247,897)	980,733

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the bank’s net interest income in general terms during periods of movement in interest rates. In general, if the bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At December 31, 2003, the bank, as measured by Gap, is in liability sensitive position. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003, that are expected to mature, prepay, or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The bank’s savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the “Three Months or Less” category, although historical experience has proven these deposits to be more stable over the course of a year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, continued

At December 31, 2003
Maturing or Repricing in
(dollars in thousands)

	3 Months or	4 Months to	1 to 5	Over 5
	Less	12 Months	Years	Years	Total
Interest-earning assets:
Federal funds sold	$6,217				6,217
Investment securities	504		2,208	2,859	5,571
Loans	17,164	8,214	19,077	1,094	45,549
Other investments	-	-	-	277	277

Total interest-bearing assets:	23,885	8,214	21,285	4,230	57,614

Interest-bearing liabilities:
Deposits:
Savings and demand	27,941	-	-	-	27,941
Time deposits	8,214	9,042	5,001	-	22,257

Total interest-bearing liabilities	36,155	9,042	5,001	-	50,198

Interest sensitive difference per period	$(12,270)	(828)	16,284	4,230	7,416

Cumulative interest sensitivity difference	$(12,270)	(13,098)	3,186	7,416	-

Cumulative difference to total assets	(19.39%)	(20.69%)	5.03%	11.72%	-

At December 31, 2003, the difference between the bank’s liabilities and assets repricing or maturing within one year was $13,098,000.

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

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level. The provision charged to expense was $324,390 for the year ended December 31, 2003, compared to $375,000 for the year ended December 31, 2002. The loan portfolio increased by $21,402,017 during the year ended December 31, 2003, compared to growth of $24,147,372 in 2002. The provision has been a result of management’s efforts to increase the allowance to match the growth in the loan portfolio. The allowance for loan losses was 1.48% of gross loans at December 31, 2003 compared to 1.55% at December 31, 2002. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. We have experienced net charge-offs in 2003 of $26,390. Past due loans greater than 90 days and nonaccrual loans were $84,104 and $46,927, respectively, as of December 31, 2003. We had no other real estate or repossessions as of December 31, 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, continued

The following table summarizes information concerning the allowance for loan losses:

	December 31,
	2003	2002
Total loans outstanding, end of year	$45,549,389	24,147,372

Average loans outstanding	$34,843,677	10,625,401

Balance at beginning of year	$375,000	-
Charge-offs:
Commercial	-	-
Real estate - construction	-	-
Real estate - mortgage	-	-
Consumer	35,584	-

Total charge-offs	35,584	-

Recoveries:
Commercial	-	-
Real estate - construction	-	-
Real estate - mortgage	-	-
Consumer	9,914	-

Total recoveries	9,194	-

Net charge-offs	26,390	-
Additions charged to operations	324,390	375,000

Balance at end of year	$673,000	375,000

Ratio of net charge-offs during the period to
average loans outstanding during the period	0.08%	0.00%

Allowance for loan losses to loans, end of year	1.48%	1.55%

The Company does not allocate the allowance for loan losses to various loan categories. The entire allowance is available to absorb losses from any and all loans. Due to the short time that the bank has been open, management does not estimate the amount of net charge-offs that will occur in 2004.

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. The following table summarizes past due and non-accrual loans, other real estate and repossessions, and income that would have been reported on non-accrual loans as of December 31, 2003 and 2002:

	December 31,
	2003	2002
Accruing loans 90 days or more past due	$37,000	-
Non-accrual loans	47,000	-
Interest on non-accrual loans which
would have been reported	1,000	-
Other real estate and repossessions	-	-

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, continued

Noninterest Income and Expense

Noninterest income for the year ended December 31, 2003 totaled $467,128 as compared to $217,650 for the year ended December 31, 2002. The largest component of other income is residential mortgage origination fees, which totaled $261,326 during 2003 compared to $166,185 in 2002. Lower market interest rates created significant refinancing volume in the residential mortgage market, and we were able to facilitate the origination of a substantial amount of mortgage loans in 2003. If interest rates increase this year, our mortgage volume and the amount of our origination fees consequently may decrease. Service charges on deposit accounts totaled $193,662 during the year ended December 31, 2003. The increase in service charges of $147,381 from the December 31, 2002 balance of $46,281 was due to an increase in the number of customers during 2003.

Total noninterest expense for the year ended December 31, 2003 was $2,153,070 as compared to $1,533,875 for the same period in 2002. Salaries and benefits, the largest component of noninterest expense, totaled $1,000,005 for the year ended December 31, 2003, compared to $752,091 for the same period a year ago. Net occupancy and equipment expense was $280,344 during 2003 and other operating expenses totaled $872,721, compared to $119,358 and $662,426, respectively, during 2002. The increase in occupancy expense is due to the completion of our main office in January of 2003, while the increase in other operating expense is directly related to the overall growth of the bank.

Financial Condition

Total assets were $63,290,834 as of December 31, 2003, compared to $31,913,765 as of December 31, 2002. The primary source of growth in assets was net loans, which totaled $44,876,389, or 71% of total assets, as of December 31, 2003. Investment securities available-for-sale totaled $5,570,678 at December 31, 2003, compared to $3,047,889 at December 31, 2002. Total deposits were $55,674,566, or 88% of total assets, at December 31, 2003, compared to $24,063,029, or 75% of total assets, as of December 31, 2002.

Interest-Earning Assets

Loans

Gross loans totaled $45,549,389 at December 31, 2003, an increase of $21,402,017, or 88%, since December 31, 2002. The largest classification of loans was in real estate mortgage loans, which totaled $28,290,032, or 62%, at December 31, 2003. Balances within the major loans receivable categories as of December 31, 2003 and December 31, 2002 are as follows:

	2003		2002
Commercial, financial and agricultural	$7,843,325	17.22%	3,787,776	15.69%
Real estate - mortgage	28,290,032	62.11%	13,702,189	56.74%
Real estate - construction	5,164,115	11.34%	4,297,996	17.80%
Consumer and other	4,251,917	9.33%	2,359,411	9.77%

	$45,549,389	100.00%	24,147,372	100.00%

As of December 31, 2003, maturities of loans in the indicated classifications were as follows:

		Real Estate
	Commercial	Construction	Total
Maturity Within 1 year	$4,086,943	5,139,826	9,226,769
1 to 5 years	3,700,589	24,289	3,724,878
Over 5 years	55,793	-	55,793

Totals	$7,843,325	5,164,115	13,007,440

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, continued

As of December 31, 2003, the interest terms of loans in the indicated classification for the indicated maturity ranges are as follows:

	Fixed Interest	Variable Interest
	Rates	Rates	Total
Commercial
1 to 5 years	$2,065,605	1,634,984	3,700,589
Over 5 years	55,793	-	55,793
Real estate - construction
1 to 5 years	24,289	-	24,289

	$2,145,687	1,634,984	3,780,671

Investment Securities

Investment securities available-for-sale totaled $5,570,678 at December 31, 2003, compared to $3,047,889 at December 31, 2002. All of the bank’s marketable investment securities were designated as available-for-sale at December 31, 2003 and 2002 and consisted of United States Government agencies and mortgage backed securities. The amortized cost of these investment securities was $5,593,912 at December 31, 2003.

The following table presents the investments by category at December 31, 2003 and 2002:

	2003		2002
	(Amounts are presented in thousands)
		Estimated		Estimated
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
United States government agencies	$1,998	1,993	3,034	3,048
Mortgage-backed	3,596	3,578	-	-

	$5,594	5,571	3,034	3,048

The following table presents the maturities of investment securities at amortized cost and the weighted average yields for each range of maturities presented. Yields are based on amortized cost of securities. (Amounts presented in thousands).

	US Government	Weighted Average	Mortgage-backed	Weighted Average
	Agencies	Yields	Securities	Yields
Maturities at December 31, 2003
Within 1 year	$501	3.21%	$-	-

After 1 through 5 years	1,497	2.50%	715	3.19%
After 10 years	-	-	2,881	2.99%

Totals	$1,998	2.68%	$3,596	3.03%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, continued

Deposits

At December 31, 2003, deposits totaled $55,674,566 compared to $24,063,029 for the previous year. Noninterest-bearing demand deposits were $5,476,791, or 9.84%, of total deposits and interest-bearing deposits were $50,197,775, or 90.16%, of total deposits, at December 31, 2003.

Balances within the major deposit categories as of December 31, 2003 and 2002 are as follows:

	2003		2002
Noninterest-bearing demand deposits	$5,476,791	9.85%	3,439,172	14.29%
Interest-bearing demand deposits	26,469,185	47.54%	7,068,434	29.37%
Savings deposits	1,471,359	2.64%	736,440	3.06%
Certificates of deposit $100,000 and over	8,219,513	14.76%	4,696,766	19.53%
Other time deposits	14,037,718	25.21%	8,122,217	33.75%

	$55,674,566	100.00%	24,063,029	100.00%

The average balance of deposits and the average rates paid on such deposits are summarized for 2003 and 2002 in the following table. Interest costs for 2002 have been annualized based on the bank’s opening date of February 5, 2002.

		December 31,
	2003		2002
	Amount	Rate	Amount	Rate
Noninterest-bearing demand	$6,472,813	-	$1,537,339	-
Interest-bearing demand	13,270,875	1.13%	4,292,979	1.20%
Savings	1,275,546	0.67%	345,839	1.20%
Time deposits	19,249,441	2.50%	4,301,916	2.79%

Totals	$40,268,675		$10,478,073

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2003, are summarized as follows:

Within 3 months	$5,079,058
After 3 through 6 months	607,065
After 6 through 12 months	1,211,508
After 12 months	1,321,882

Total	$8,219,513

Capital Resources

Shareholders’ equity totaled $7,449,548 at December 31, 2003 compared to $7,768,369 at December 31, 2002. Our net loss for the year ended December 31, 2003 was $304,797, and other comprehensive income, net of tax, decreased $24,024.

Bank holding companies, such as us, and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios. These capital requirements currently apply to us only at the bank level. Once we have at least $150 million in total assets, these requirements will also apply at the holding company level. Capital is separated into Tier 1 capital (essentially common shareholders’ equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in our assets, provide the weighting of assets

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, continued

based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines.

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the bank’s risk-based capital ratios at December 31, 2003:

Tier 1 capital (to risk-weighted assets)	10.56%
Total capital (to risk-weighted assets)	11.65%
Tier 1 capital (to total average assets)	10.10%

Liquidity

The bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors’ accounts and to supply new borrowers with funds. To meet these obligations, the bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match the maturities to meet liquidity needs. It is the policy of the bank to monitor its liquidity to meet regulatory requirements and their local funding requirements.

The bank maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, the bank has arrangements with commercial banks for short term unsecured advances up to $2,000,000.

Cash and cash equivalents as of December 31, 2003 increased $6,705,073 from December 31, 2002. Cash provided by operating activities totaled $177,503 in 2003, while inflows from financing activities totaled $31,621,537, which were attributable to net deposit increases and proceeds of $10,000 from the exercise of stock options.

During 2003, investing activities used $25,093,967. Investing activities included net loans made to customers of $21,428,407, purchases of investment securities available-for-sale of $4,766,211 and purchases of premises and equipment of $942,663, partially offset by maturities of investment securities available-for-sale of $2,123,864.

Off Balance Sheet Arrangements

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of December 31, 2003:

Commitments to extend credit	$6,153,648
Standby letters of credit	$-

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, continued

Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. Although the bank’s loan portfolio is diversified, a substantial portion of its borrowers’ ability to honor the terms of their loans is dependent on the economic conditions in Bulloch County and surrounding areas.

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

Selected Ratios

The following table sets out certain ratios of the Company for the years ended December 31, 2003 and 2002.

	2003	2002
Net loss to:
Average shareholders' equity	(4.01%)	(13.26%)
Average assets	(0.66%)	(5.93%)
Average equity to average assets	16.50%	44.71%
Dividends to net earnings	-	-

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board and other standard setting entities that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Item 7. Financial Statements

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
First Southern Bancorp
Statesboro, Georgia

We have audited the accompanying consolidated balance sheets of First Southern Bancorp and subsidiary as of December 31, 2003 and 2002, and the related statements of operations, changes in shareholders’ equity, comprehensive income and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Southern Bancorp and subsidiary as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Porter Keadle Moore, LLP
Atlanta, Georgia
February 6, 2004

FIRST SOUTHERN BANCORP

Consolidated Balance Sheets

December 31, 2003 and 2002

	2003	2002
Assets
Cash and due from banks	$2,988,162	1,122,089
Federal funds sold	6,217,000	1,378,000

Cash and cash equivalents	9,205,162	2,500,089
Investment securities available-for-sale	5,570,678	3,047,889
Other investments	277,050	196,500
Loans, net	44,876,389	23,772,372
Premises and equipment, net	2,960,532	2,130,980
Accrued interest receivable and other assets	401,023	265,935

	$63,290,834	31,913,765

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$5,476,791	3,439,172
Interest-bearing demand	26,469,185	7,068,434
Savings	1,471,359	736,440
Time	22,257,231	12,818,983

Total deposits	55,674,566	24,063,029
Accrued interest payable and other liabilities	166,720	82,367

Total liabilities	55,841,286	24,145,396

Commitments
Shareholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.01 par value; 10,000,000 shares authorized; 920,547 and
919,547 shares issued and outstanding in 2003 and 2002, respectively	9,205	9,195
Additional paid-in capital	9,125,765	9,115,775
Accumulated deficit	(1,670,552)	(1,365,755)
Accumulated other comprehensive income (loss)	(14,870)	9,154

Total shareholders' equity	7,449,548	7,768,369

	$63,290,834	31,913,765

See accompanying notes to consolidated financial statements.

FIRST SOUTHERN BANCORP

Consolidated Statements of Operations

For the Years Ended December 31, 2003 and 2002

	2003	2002
Interest income:
Interest and fees on loans	$2,216,948	728,700
Interest and dividends on investment securities	105,772	81,119
Interest on Federal funds sold	24,703	74,215

Total interest income	2,347,423	884,034

Interest expense:
Interest expense on deposits	639,046	158,415
Other interest expense	2,842	817

Total interest expense	641,888	159,232

Net interest income	1,705,535	724,802
Provision for loan losses	324,390	375,000

Net interest income after provision for loan losses	1,381,145	349,802

Other income:
Service charges on deposit accounts	193,662	46,281
Residential mortgage origination fees	261,326	166,185
Miscellaneous	12,140	5,184

Total other income	467,128	217,650

Other expense:
Salaries and benefits	1,000,005	752,091
Net occupancy and equipment	280,344	119,358
Other operating	872,721	662,426

Total other expense	2,153,070	1,533,875

Net loss	$(304,797)	(966,423)

Basic and diluted loss per share	$(0.33)	(1.05)

See accompanying notes to consolidated financial statements.

FIRST SOUTHERN BANCORP

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2003 and 2002

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive
	Stock	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2001	$-	100	(399,332)	-	(399,232)
Redemption of stock to organizer	-	(100)	-	-	(100)
Sale of common stock, net of
offering expenses of $70,500	9,195	9,115,775	-	-	9,124,970
Net loss	-	-	(966,423)	-	(966,423)
Change in unrealized gain/loss
on securities available-for-sale,
net of tax	-	-	-	9,154	9,154

Balance, December 31, 2002	9,195	9,115,775	(1,365,755)	9,154	7,768,369
Exercise of stock options	10	9,990	-	-	10,000
Net loss	-	-	(304,797)	-	(304,797)
Change in unrealized gain/loss
on securities available-for-sale,
net of tax	-	-	-	(24,024)	(24,024)

Balance, December 31, 2003	$9,205	9,125,765	(1,670,552)	(14,870)	7,449,548

See accompanying notes to consolidated financial statements.

FIRST SOUTHERN BANCORP

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2003 and 2002

	2003	2002
Net loss	$(304,797)	(966,423)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment
securities available-for-sale:
Unrealized gains (losses) arising during the period	(37,537)	14,303
Income tax (expense) benefit related to
investment securities available-for-sale	13,513	(5,149)

Other comprehensive income (loss)	(24,024)	9,154

Comprehensive loss	$(328,821)	(957,269)

See accompanying notes to consolidated financial statements.

FIRST SOUTHERN BANCORP

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2003 and 2002

	2003	2002
Cash flows from operating activities:
Net loss	$(304,797)	(966,423)
Adjustments to reconcile net loss to
net cash provided (used) by operating activities:
Provision for loan losses	324,390	375,000
Depreciation, amortization and accretion	195,132	46,648
Change in:
Other assets	(121,575)	(271,084)
Other liabilities	84,353	82,367

Net cash provided (used) by operating activities	177,503	(733,492)

Cash flows from investing activities:
Proceeds from maturities and paydowns
of investment securities available-for-sale	2,123,864	3,000,000
Purchases of investment securities available-for-sale	(4,766,211)	(6,051,866)
Proceeds from sale of other investments	33,250	-
Purchases of other investments	(113,800)	(196,500)
Net change in loans	(21,428,407)	(24,147,372)
Purchases of premises and equipment	(942,663)	(1,499,643)

Net cash used by investing activities	(25,093,967)	(28,895,381)
Cash flows from financing activities:
Net change in deposits	31,611,537	24,063,029
Proceeds from sale of common stock	-	9,195,470
Proceeds from exercise of stock options	10,000	-
Repayment of organizational share of stock	-	(100)
Deferred offering costs	-	(1,028)
Change in line of credit	-	(1,180,037)

Net cash provided by financing activities	31,621,537	32,077,334

Net change in cash and cash equivalents	6,705,073	2,448,461
Cash and cash equivalents at beginning of the year	2,500,089	51,628

Cash and cash equivalents at end of the year	$9,205,162	2,500,089

Noncash investing and financing activities:
Change in unrealized gain/loss on securities
available-for-sale, net of tax	$(24,024)	9,154
Change in restricted assets and subscribers' deposits	$-	(7,088,830)
Supplemental information of amounts paid for interest, net of amounts capitalized	$603,871	127,685

See accompanying notes to consolidated financial statements.

FIRST SOUTHERN BANCORP

Notes to Consolidated Financial Statements

(1)    Summary of Significant Accounting Policies

Basis of Presentation
The consolidated financial statements include the accounts of First Southern Bancorp (the “Company”) and its wholly owned subsidiary, First Southern National Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company raised $9,124,970, net offering expenses of $70,500, through the sale of 919,547 shares of its $.01 par value common stock at $10.00 per share and was incorporated for the purpose of becoming a bank holding company. The Bank commenced business on February 5, 2002 upon receipt of its banking charter from the Office of the Comptroller of Currency (“OCC”). The Bank is primarily regulated by the OCC and undergoes periodic examinations by this regulatory agency. The Company is regulated by the Federal Reserve Bank and also is subject to periodic examinations. The Bank provides a full range of commercial and consumer banking services throughout Bulloch County in Georgia.

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

Cash and Cash Equivalents Cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Investment Securities
The Company classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale. At December 31, 2003 and 2002, all securities are classified as available-for-sale.

Available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses, net of the related tax effect, on securities available-for-sale are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer.

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

Other Investments Other investments include equity securities with no readily determinable fair value. These investments are carried at cost.

FIRST SOUTHERN BANCORP

Notes to Consolidated Financial Statements

(1)    Summary of Significant Accounting Policies, continued

Loans and Allowance for Loan Losses Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

A loan is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price, or at the fair value of the collateral of the loan if the loan is collateral dependent. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance represents an amount which, in management’s judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality and review of specific problem loans.

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

        Depreciation expense is computed over the following estimated useful lives:

Building and improvements	10 - 39.5 years
Furniture and equipment	5 - 10 years

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

FIRST SOUTHERN BANCORP

Notes to Consolidated Financial Statements, continued

(1)    Summary of Significant Accounting Policies, continued

Net Earnings (Loss) Per Share
Earnings (loss) per share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The presentation of earnings per share is required on the face of the statement of operations with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Additionally, the reconciliation of the amounts used in the computation of both “earnings per share” and “diluted earnings per share” is required.

For 2003 and 2002, the potential effect of outstanding options and warrants would be anti-dilutive, and therefore is not presented. Anti-dilutive potential stock issuances totaled 282,262 at December 31, 2003 and 283,262 at December 31, 2002.

For 2003, net loss per share is based on weighted average shares outstanding of 919,847 shares. For 2002, net loss per share is calculated by dividing net loss by the number of shares sold in the initial public offering (919,547), which are considered to be outstanding for the entire period.

Stock-Based Compensation
At December 31, 2003, the Company sponsors stock-based compensation plans, which are described more fully in Note 8. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the years ended December 31, 2003 and 2002.

	2003	2002
Net loss as reported	$(304,797)	(966,423)
Deduct: Total stock-based employee compensation
expense determined under fair-value based method
for all awards	(199,575)	(203,084)

Pro forma net loss	$(504,372)	(1,169,507)

Basic and diluted loss per share:
As reported	$(0.33)	(1.05)

Pro forma	$(0.55)	(1.27)

The fair value of each option and warrant is estimated on the date of grant using the Minimum Value pricing model with the following assumptions: dividend yield of 0%; risk free interest rate of 4% and an expected life of ten years. The weighted average grant-date fair value of warrants and options granted in 2002 was $3.19. No options or warrants were granted in 2003.

Recent Accounting Pronouncements
Accounting standards that have been issued or proposed by the Financial Accounting Standards Board and other standard setting entities that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

FIRST SOUTHERN BANCORP

Notes to Consolidated Financial Statements, continued

(2)    Investment Securities

         Investment securities available-for-sale at December 31, 2003 and 2002 are as follows:

		December 31, 2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$1,998,006	-	4,895	1,993,111
Mortgage-backed securities	3,595,906	-	18,339	3,577,567

	$5,593,912	-	23,234	5,570,678

December 31, 2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$3,033,586	15,004	701	3,047,889

At December 31, 2003, unrealized losses in the investment portfolio related to debt securities. The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades where the repayment sources of principal and interest are largely backed by the U.S. Government. The Company did not have any securities as of December 31, 2003 that had been in an unrealized loss position for greater than twelve months.

The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value
Due within one year	$501,149	501,149
Due from one to five years	1,496,857	1,491,962
Mortgage-backed securities	3,595,906	3,577,567

	$5,593,912	5,570,678

There were no sales of securities available-for-sale during 2003 and 2002. Securities with a carrying value of approximately $996,000 as of December 31, 2003 were pledged to secure public deposits and for other purposes as required by law.

FIRST SOUTHERN BANCORP

Notes to Consolidated Financial Statements, continued

(3)    Loans
         Major classifications of loans at December 31, 2003 and 2002 are summarized as follows:

	2003	2002
Commercial, financial and agricultural	$7,843,325	3,787,776
Real estate - mortgage	28,290,032	13,702,189
Real estate - construction	5,164,115	4,297,996
Consumer	4,251,917	2,359,411

	45,549,389	24,147,372
Less: Allowance for loan losses	673,000	375,000

	$44,876,389	23,772,372

The Bank grants loans and extensions of credit to individuals and a variety of businesses and corporations located in its general trade area of Bulloch County, Georgia. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

An analysis of the activity in the allowance for loan losses for the years ended December 31, 2003 and 2002 is presented below:

	2003	2002
Balance at beginning of year	$375,000	--
Provision charged to operations	324,390	375,000
Loans charged off	(35,584)	-
Recoveries	9,194	-

Balance at end of year	$673,000	375,000

(4)    Premises and Equipment
         Major classifications of premises and equipment as of December 31, 2003 and 2002 are summarized as follows:

	2003	2002
Land	$869,947	604,500
Building and improvements	1,870,197	-
Furniture and equipment	361,867	129,247
Construction in process	-	1,425,601

	3,102,011	2,159,348
Less: Accumulated depreciation	141,479	28,368

	$2,960,532	2,130,980

        Depreciation expense amounted to $113,111 and $28,368 in 2003 and 2002, respectively.

FIRST SOUTHERN BANCORP

Notes to Consolidated Financial Statements, continued

(5)    Deposits
         Time deposits in excess of $100,000 totaled $8,219,513 as of December 31, 2003, and $4,697,000 as of December 31, 2002.

        At December 31, 2003, contractual maturities of time deposits are summarized as follows:

2004	$ 17,256,663
2005	4,834,541
2006	36,499
2007	6,982
2008	122,546

$ 22,257,231

(6)    Income Taxes
         The components of income tax (expense) benefit for the years ended December 31, 2003 and 2002, are as follows:

	2003	2002
Current	$-	-
Deferred	113,266	364,575
Change in valuation allowance	(113,266)	(364,575)

	$-	$-

The difference between income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate to loss before taxes for the years ended December 31, 2003 and 2002 is as follows:

	2003	2002
Pretax loss at statutory rate	$(103,662)	(328,584)
Change in valuation allowance	113,266	364,575
Other	(9,604)	(35,991)

	$-	$-

        The following summarizes the components of deferred taxes at December 31, 2003 and 2002.

	2003	2002
Deferred income tax assets:
Allowance for loan losses	$242,081	135,530
Pre-opening expenses	102,740	136,061
Operating loss carryforwards	272,915	240,044
Unrealized losses on investment securities available-for-sale	8,364	-
Other	12,356	5,191

Total gross deferred income tax assets	638,456	516,826
Less valuation allowance	(630,092)	(516,826)

Net deferred income tax assets	8,364	-
Deferred income tax liability consisting of unrealized
gains on investment securities available-for-sale	-	5,149

Net deferred income tax asset (liability)	$8,364	(5,149)

The future tax consequences of the differences between the financial reporting and tax basis of the Company’s assets and liabilities resulted in a net deferred tax asset. A valuation allowance was established for the net deferred tax asset, as the realization of these deferred tax assets is dependent on future taxable income. As of December 31, 2003, the Company has net operating loss carryforwards totaling approximately $694,000 that will begin to expire in 2016 unless previously utilized.

FIRST SOUTHERN BANCORP

Notes to Consolidated Financial Statements, continued

(7)    Commitments

The Company has entered into employment agreements with its President and Chief Executive Officer, its Chief Financial Officer and its Chief Credit Officer, providing for initial terms of three years. The agreements provide for base salaries, incentive bonuses based on the Company’s performance, stock options, and other perquisites commensurate with their employment.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated balance sheets. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. The Bank’s loans are primarily collateralized by residential and other real properties, automobiles, savings deposits, accounts receivable, inventory and equipment.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. All standby letters of credit are secured at December 31, 2003 and 2002.

	2003	2002
Financial instruments whose contract amounts
represent credit risk:
Commitments to extend credit	$6,153,648	4,326,000
Standby letters of credit	-	19,000

The Bank maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, the Bank has arrangements with commercial banks for short term unsecured advances up to $2,000,000.

(8)    Employee and Director Benefit Plans

Defined Contribution Plan

During 2003, the Company adopted a 401(k) savings plan under which eligible employees may choose to save up to 15 percent of salary income on a pre-tax basis, subject to certain IRS limits. Under the plan, the Company can make additional discretionary contributions, as determined by the Board of Directors. During 2003, there were no plan contributions charged to operations.

Stock Option Plan and Warrants

The Company sponsors an employee stock incentive plan. The plan was adopted for the benefit of directors, key officers and employees in order that they may purchase Company stock at a price equal to the fair market value on the date of grant. A total of 137,770 shares were reserved for possible issuance under the plan. The options vest over one to five-year periods and expire after ten years.

FIRST SOUTHERN BANCORP

Notes to Consolidated Financial Statements, continued

(8)    Employee and Director Benefit Plans - continued

         Stock Option Plan and Warrants, continued

In connection with the Company’s formation and initial offering, 188,708 warrants for shares were issued to the organizers. The warrants were issued at the initial offering price of $10 per share and vest evenly over a five-year period. The warrants will be exercisable for a period of ten years following issuance, but generally no later than three months after the holder ceases to serve as a director.

A summary of activity in the directors’ warrants and stock option plans for the year ended December 31, 2003 is presented below:

	2003		2002
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding, beginning of year	283,262	$10.00	-	$-
Granted during the year	-	-	283,262	10.00
Exercised during the year	(1,000)	10.00	-	-

Outstanding, end of year	282,262	10.00	283,262	10.00

Exercisable, end of year	62,663	10.00	-	-

The options and warrants outstanding have a weighted average remaining contractual life of approximately eight years as of December 31, 2003.

(9)    Shareholders’ Equity

Shares of preferred stock may be issued from time to time in one or more series as established by resolution of the Board of Directors of the Company, up to a maximum of 10,000,000 shares. Each resolution shall include the number of shares issued, preferences, special rights and limitations as determined by the Board.

(10)    Related Party Transactions

The Bank conducts transactions with directors and officers, including companies in which they have a beneficial interest, in the normal course of business. It is the Bank’s policy to comply with federal regulations that require that loan and deposit transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time made for comparable loans and deposits to other persons. As of December 31, 2003 and 2002, there were approximately $6,362,000 and $5,382,000, respectively, of related party deposits. Following is a summary of related party loans:

Beginning balance	$1,339,829
New loans/advances	2,741,272
Less: Repayments	(457,413)

Balance at December 31, 2003	$3,623,688

The Bank completed construction of its main office building during 2003 under a construction contract with one of its directors. The total amount of the contract was $1,681,000. Management believes that this contract has been negotiated on terms competitive in its market.

FIRST SOUTHERN BANCORP

Notes to Consolidated Financial Statements, continued

(11)    Miscellaneous Operating Expenses

Components of other operating expenses which are greater than 1% of interest income and other operating income are as follows:

	2003	2002
Advertising	$96,937	70,713
Audits& examinations	62,780	34,218
Business development	48,205	28,734
Mortgage expenditures	47,742	23,241
Consulting	-	72,000
Courier	22,435	15,837
Data processing	136,223	102,739
Dues &memberships	13,152	15,329
Legal & professional	32,144	32,097
Stationery & supplies	56,533	42,077
Telephone	29,963	18,922
Regulatory fees	31,403	4,526
Computer maintenance	30,755	21,784

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2003 and 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

FIRST SOUTHERN BANCORP

Notes to Consolidated Financial Statements, continued

(13)    Regulatory Matters, continued

            The actual capital amounts (in thousands) and ratios as of December 31, 2003 and 2002 are also presented in the table below.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
As December 31, 2003:	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)
Consolidated	$8,018	15.48%	$4,144	8%	-	-
Bank	$6,037	11.65%	$4,144	8%	$5,180	10%
Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	$7,449	14.38%	$2,072	4%	-	-
Bank	$5,468	10.56%	$2,072	4%	$3,108	6%
Tier 1 Capital
(to Average Assets)
Consolidated	$7,449	13.76%	$2,165	4%	-	-
Bank	$5,468	10.10%	$2,165	4%	$2,706	5%
As of December 31, 2002:
Total Capital
(to Risk Weighted Assets)
Consolidated	$8,129	29.23%	$2,225	8%	-	-
Bank	$6,117	22.00%	$2,225	8%	$2,781	10%
Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	$7,754	27.88%	$1,112	4%	-	-
Bank	$5,742	20.65%	$1,112	4%	$1,669	6%
Tier 1 Capital
(to Average Assets)
Consolidated	$7,754	28.18%	$1,101	4%	-	-
Bank	$5,742	20.87%	$1,101	4%	$1,376	5%

Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory classified assets, the prior years’ net earnings, and the ratio of equity capital to total assets. The Bank is currently not allowed to pay dividends to the Company until it becomes cumulatively profitable.

FIRST SOUTHERN BANCORP

Notes to Consolidated Financial Statements, continued

(13)    First Southern Bancorp (Parent Company Only) Financial Information

Balance Sheets

December 31, 2003 and 2002

Assets

	2003	2002
Cash and interest-bearing deposits	$1,730,492	2,011,978
Land	265,448	-
Investment in Bank	5,453,608	5,756,441

	$7,449,548	7,768,419

Liabilities and Shareholders' Equity

Other liabilities	$-	50
Shareholders' equity	7,449,458	7,768,369

	$7,449,458	7,768,419

Statements of Operations

For the Years Ended December 31, 2003 and 2002

	2003	2002
Other operating expense	$25,988	13,710

Loss before equity in
undistributed loss of Bank	(25,988)	(13,710)
Equity in undistributed loss of Bank	(278,809)	(952,713)

Net loss	$(304,797)	(966,423)

FIRST SOUTHERN BANCORP

Notes to Consolidated Financial Statements, continued

(13) First Southern Bancorp (Parent Company Only) Financial Information, continued

Statements of Cash Flows

For the Years Ended December 31, 2003 and 2002

Cash flows from operating activities:
Net loss	$(304,797)	(966,423)
Adjustments to reconcile net loss to net cash
used by operating activities:
Equity in undistributed loss of Bank	278,809	952,713
Change in other	(50)	50

Net cash used by operating activities	(26,038)	(13,660)

Cash flows from investing activities:
Capital infusion into Bank	-	(6,040,295)
Purchase of land	(265,448)	-

Net cash used by investing activities	(265,448)	(6,040,295)

Cash flows from financing activities:
Proceeds from sale of common stock	-	9,195,470
Repayment of organizational share of stock	-	(100)
Deferred offering costs	-	(1,028)
Change in line of credit	-	(1,180,037)
Proceeds from exercise of stock options	10,000	-

Net cash provided by financing activities	10,000	8,014,305

Net change in cash	(281,486)	1,960,350
Cash at beginning of year	2,011,978	51,628

Cash at end of year	$1,730,492	2,011,978

Supplemental schedule of noncash financing and investing activities:
Change in net unrealized gain on securities available-for-sale	$(24,024)	9,154
Transfer of building and equipment to Bank	$-	659,705

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 8A. Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2003.

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

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        The information required by this item is incorporated herein by reference from our proxy statement for the annual meeting of shareholders to be held on May 6, 2004.

Item 10. Executive Compensation

        The information required by this item is incorporated herein by reference from our proxy statement for the annual meeting of shareholders to be held on May 6, 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth equity compensation plan information at December 31, 2003.

Equity Compensation

			Number of securities
			remaining available for
			future issuance under
	Number of securities to be issued	Weighted-average	equity compensation plans
	upon exercise of	exercise price of	(c)
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights(a)	warrants and rights (b)	reflected in column (a))
Equity compensation	137,932	$10.00	43,578
plans approved by
security holders(1)
Equity compensation	190,109	$10.00	0
plans not approved
by security holders(2)
Total	328,041	$10.00	43,578

(1)	The number of shares of common stock available under the First Southern Bancorp, Inc. 2002 Stock Incentive Plan is currently 137,932, and it will automatically increase each time we issue additional shares so that it continues to equal 15% of our total outstanding shares.

(2)	In connection with our initial public offering in 2001, we issued 190,109 warrants to our organizing directors at an exercise price of $10.00 per share with a term of 10 years.

Additional information required by this item is incorporated herein by reference from our proxy statement for the annual meeting of shareholders to be held on May 6, 2004.

Item 12. Certain Relationships and Related Transactions

        The information required by this item is incorporated herein by reference from our proxy statement for the annual meeting of shareholders to be held on May 6, 2004.

Item 13. Exhibits, List and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

3.1.	Articles of Incorporation (incorporated by reference as Exhibit 3.1 to the Company’s Form SB-2 filed with the SEC, File No. 333-66734).

3.2.	Bylaws (incorporated by reference as Exhibit 3.2 to the Company’s Form SB-2 filed with the SEC, File No. 333-66734).

4.1.	See Exhibits 3.1 and 3.2 for provisions in First Southern Bancorp’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference as Exhibit 4.1 to the Company’s Form SB-2 filed with the SEC, File No. 333-66734).

4.2.	Form of certificate of common stock (incorporated by reference as Exhibit 34.2 to the Company’s Form SB-2 filed with the SEC, File No. 333-66734).

10.1.	Employment Agreement between First Southern Bancorp and F. Thomas David effective as of the opening date of First Southern National Bank (incorporated by reference as Exhibit 10.1 to the Company’s Form SB-2 filed with the SEC, File No. 333-66734).

10.2.	Employment Agreement between First Southern Bancorp and Christopher T. Cliett effective as of June 1, 2001 (incorporated by reference as Exhibit 10.2 to the Company’s Form SB-2 filed with the SEC, File No. 333-66734).

10.3.	Employment Agreement between First Southern Bancorp and Charles R. Fennell effective as of June 1, 2001 (incorporated by reference as Exhibit 10.3 to the Company’s Form SB-2 filed with the SEC, File No. 333-66734).

10.4.	Form of Stock Warrant Agreement (incorporated by reference as Exhibit 10.4 to the Company’s Form SB-2 filed with the SEC, File No. 333-66734).

10.5.	2002 Stock Incentive Plan (incorporated by reference as Exhibit 4.5 to the Company's Form 8-A filed with the SEC on April 30, 2003, File No. 333-66734).

21.1	Subsidiaries of the Company

23.1	Consent of Porter Keadle Moore, LLP.

24.1	Power of Attorney (contained as part of the signature page hereof).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

(b)     Reports on Form 8-K

The following reports were filed on Form 8-K during the quarter ended December 31, 2003.

Item 14. Principal Accountant Fees and Services

           None.

         The information required by this item is incorporated herein by reference from our proxy statement for the annual meeting of shareholders to be held on May 6, 2004.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SOUTHERN BANCORP By: /s/ F. Thomas David F. Thomas David President and Chief Executive Offier

Date: March 26, 2004

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

Signature	Title	Date

/s/ Michael R. Anderson Michael R. Anderson	Director	March 26, 2004

/s/ F. Thomas David F. Thomas David	President and Chief Executive Officer	March 26, 2004

/s/ Charles A. Deal Charles A. Deal	Director	March 26, 2004

/s/ Charles "Bo" R. Fennell, Jr. Charles "Bo" R. Fennell, Jr.	Principal Financial and Accounting Officer	March 26, 2004

/s/ William I. Griffis William I. Griffis	Director	March 26, 2004

/s/ Tracy D. Ham Tracy D. Ham	Director	March 26, 2004

/s/ James A. High James A. High	Director	March 26, 2004

/s/ W. Pratt Hill, III W. Pratt Hill, III	Director	March 26, 2004

/s/ Michael R. Kennedy Michael R. Kennedy	Director	March 26, 2004

/s/ R. Whitman Lord R. Whitman Lord	Director	March 26, 2004

/s/ Laura T. Marsh Laura T. Marsh	Director	March 26, 2004

/s/ Jeffry D. Pope JEffrey D. Pope	Director	March 26, 2004

/s/ Ronnie J. Pope Ronnie J. Pope	Director	March 26, 2004

/s/ Hudson J. Powell, Sr. Hudson J. Powell, Sr.	Director	March 26, 2004

/s/ Larmar O. Reddick Lamar O. Reddick	Director	March 26, 2004

/s/ Devra P. Walker Devra P. Walker	Director	March 26, 2004

/s/ L. Anthony Waters, III L. Anthony Waters, III	Director	March 26, 2004

EXHIBIT INDEX

Exhibit
Number                       Description

3.1.	Articles of Incorporation (incorporated by reference as Exhibit 3.1 to the Company’s Form SB-2 filed with the SEC, File No. 333-66734).

3.2.	Bylaws (incorporated by reference as Exhibit 3.2 to the Company’s Form SB-2 filed with the SEC, File No. 333-66734).

4.1.	See Exhibits 3.1 and 3.2 for provisions in First Southern Bancorp’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference as Exhibit 4.1 to the Company’s Form SB-2 filed with the SEC, File No. 333-66734).

4.2.	Form of certificate of common stock (incorporated by reference as Exhibit 34.2 to the Company’s Form SB-2 filed with the SEC, File No. 333-66734).

10.1	Employment Agreement between First Southern Bancorp and F. Thomas David effective as of the opening date of First Southern National Bank (incorporated by reference as Exhibit 10.1 to the Company's Form SB-2 filed with the SEC, File No. 333-66734).

10.2	Employment Agreement between First Southern Bancorp and Christopher T. Cliett effective as of June 1, 2001 (incorporated by reference as Exhibit 10.2 to the Company's Form SB-2 filed with the SEC, File No. 333-66734).

10.3	Employment Agreement between First Southern Bancorp and Charles R. Fennell effective as of June 1, 2001 (incorporated by reference as Exhibit 10.3 to the Company's Form SB-2 filed with the SEC, File No. 333-66734).

10.4	Form of Stock Warrant Agreement (incorporated by reference as Exhibit 10.4 to the Company's Form SB-2 filed with the SEC, File No. 333-66734).

10.5	2002 Stock Incentive Plan (incorporated by reference as Exhibit 4.5 to the Company's Form 8-A filed with the SEC on April 30, 2003, File No. 333-66734).

21.1	Subsidiaries of the Company

23.1	Consent of Porter Keadle Moore, LLP.

24.1	Power of Attorney (contained as part of the signature page hereof).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.