Form 10QSB
period 2004-03-31
FIRST SOUTHERN BANCORP
filed 2004-05-13
CIK 1156366

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

OR

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 000-50259

First Southern Bancorp
(Exact name of registrant as specified in its charter)

Georgia	58-2635782
(State of Incorporation)	(I.R.S. Employer Identification No.)

201 South Main Street, Statesboro, Georgia	30458
(Address of principal executive offices)	(Zip Code)

(912) 489-7600
(Telephone Number)

Not Applicable
(Former name, former address
and former fiscal year,
if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X      No

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 920,547 shares of common stock, $.01 par value per share, issued and outstanding as of May 10, 2004.

          Transitional Small Business Disclosure Format (check one): Yes          No  XX

FIRST SOUTHERN BANCORP

FIRST SOUTHERN BANCORP
PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

FIRST SOUTHERN BANCORP
Consolidated Balance Sheet
March 31, 2004
(Unaudited)

Assets
Cash and due from banks	$1,551,815
Federal funds sold	2,790,000

Cash and cash equivalents	4,341,815

Investment securities available-for-sale	4,910,478
Other investments	288,850
Loans, net	51,418,640
Premises and equipment, net	3,056,074
Accrued interest receivable and other assets	458,577

Total assets	$64,474,434

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$5,284,606
Interest-bearing	51,609,677

Total deposits	56,894,283
Accrued interest payable and other liabilities	89,736

Total liabilities	56,984,019

Commitments

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 authorized;
no shares issued and outstanding	-
Common stock, $.01 par value; authorized
10,000,000 shares; 920,547 shares issued and outstanding	9,205
Additional paid-in capital	9,125,765
Accumulated deficit	(1,642,662)
Accumulated other comprehensive income	(1,893)

Total stockholders' equity	7,490,415

$64,474,434

See accompanying notes to unaudited consolidated financial statements.

FIRST SOUTHERN BANCORP

Consolidated Statements of Operations

For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003

Interest income:
Interest and fees on loans	$767,170	432,027
Interest on investment securities	28,214	19,309
Other interest income	8,522	4,742

Total interest income	803,906	456,078

Interest expense	202,926	130,811

Net interest income	600,980	325,267
Provision for loan losses	119,090	75,000

Net interest income after provision for loan losses	481,890	250,267

Other income:
Service charges on deposit accounts	80,740	47,470
Residential mortgage origination fees	64,442	58,904
Other	16,392	850

Total other income	161,574	107,224

Other expense:
Salaries and other personnel expense	290,242	226,391
Net occupancy and equipment expense	64,549	62,403
Other operating expense	260,783	199,050

Total other expense	615,574	487,844

Net earnings (loss)	$27,890	(130,353)

Basic and diluted earnings (loss) per share	$.03	(.14)

See accompanying notes to unaudited consolidated financial statements.

FIRST SOUTHERN BANCORP

Consolidated Statements of Comprehensive Income (Loss)

For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003

Net earnings (loss)	$27,890	(130,353)

Other comprehensive income (loss), net of tax of $7,954 and $4,233, consisting
of unrealized gains (losses) on investment securities available-for-sale	12,977	(1,433)

Comprehensive income (loss)	$40,867	(131,786)

See accompanying notes to unaudited consolidated financial statements.

FIRST SOUTHERN BANCORP

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003

Cash flows from operating activities:
Net earnings (loss)	$27,890	(130,353)
Adjustments to reconcile net loss to
net cash provided (used) by operating activities:
Provision for loan losses	119,090	75,000
Depreciation, amortization and accretion	53,434	41,906
Change in other assets and liabilities	(142,492)	(4,107)

Net cash provided (used) by operating activities	57,922	(17,554)

Cash flows from investing activities:
Proceeds from maturity and call of investment securities available-for-sale	662,415	2,000,000
Purchases of investment securities available-for-sale	-	(1,499,999)
Purchases of other investments	(11,800)	-
Net change in loans	(6,661,341)	(6,166,261)
Purchases of premises and equipment	(130,260)	(629,604)

Net cash used by investing activities	(6,140,986)	(6,295,864)

Cash flows from financing activities consisting of net change in deposits	1,219,717	10,042,288

Net cash provided by financing activities	1,219,717	10,042,288

Net change in cash and cash equivalents	(4,863,347)	3,728,870

Cash and cash equivalents at beginning of the period	9,205,162	2,500,089

Cash and cash equivalents at end of the period	$4,341,815	6,228,959

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain/loss on securities
available-for-sale, net of tax	$12,977	(1,433)

See accompanying notes to unaudited consolidated financial statements.

FIRST SOUTHERN BANCORP

Notes to Unaudited Consolidated Financial Statements

(1)       Organization and Basis of Presentation

First Southern Bancorp (the “Company”), a bank holding company, owns 100% of the outstanding stock of First Southern National Bank (the “Bank”), a national bank operating in Bulloch County, Georgia. The Bank opened for business on February 5, 2002.

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of March 31, 2004 and for the interim periods ended March 31, 2004 and 2003 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company’s 2003 Form 10-KSB.

(2)       Critical Accounting Policies and Estimates

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The Company’s significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2003 as filed on our annual report on Form 10-KSB.

Certain accounting policies involve significant estimates and assumptions by the Company, which have a material impact on the carrying value of certain assets and liabilities. The Company considers these accounting policies to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the estimates and assumptions made, actual results could differ from these estimates and assumptions which could have a material impact on carrying values of assets and liabilities and results of operations.

The Company believes that the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the portion of management’s discussion and analysis of financial condition and results of operations that addresses the allowance for loan losses for a description of the Company’s processes and methodology for determining the allowance for loan losses.

(3)       Earnings Per Share

Net earnings (loss) per common share are based on the weighted average number of common shares outstanding during each period. Basic and diluted earnings per share are calculated based on weighted average shares outstanding of 920,547 for the three months ended March 31, 2004 and 919,547 for the three months ended March 31, 2003.

FIRST SOUTHERN BANCORP

Notes to Unaudited Consolidated Financial Statements, continued

(4)       Stock-Based Compensation

The Company sponsors stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financing Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the three months ended March 31, 2004 and 2003.

	2004	2003

Net earnings (loss) as reported	$27,890	(130,353)

Deduct: Total stock-based employee compensation
expense determined under fair-value based
method for all awards	(49,894)	(49,894)

Pro forma net loss	$(22,004)	(180,247)

Basic and diluted earnings (loss) per share:
As reported	$.03	(.14)

Pro forma	$(.02)	(.20)

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

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

o	significant increases in competitive pressure in the banking and financial services industries;

o	changes in the interest rate environment which could reduce anticipated or actual margins;

o	changes in political conditions or the legislative or regulatory environment;

o	the level of allowance for loan loss;

o	the rate of delinquencies and amounts of charge-offs;

o	the rates of loan growth;

o	adverse changes in asset quality and resulting credit risk-related losses and expenses;

o	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

o	changes occurring in business conditions and inflation;

o	changes in technology;

o	changes in monetary and tax policies;

o	loss of consumer confidence and economic disruptions resulting from terrorist activities;

o	changes in the securities markets; and

o	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Results of Operations

Net Interest Income

For the three months ended March 31, 2004, net interest income totaled $601,000 as compared to $325,000 for the same period in 2003. Interest income from loans, including fees increased $335,000, or 78%, to $767,000 for the three months ended March 31, 2004 while income from investment securities increased by $9,000, or 46%, to $28,000. Interest expense totaled $203,000 for the three months ended March 31, 2004 compared to $131,000 in 2003. The increase in net interest income is due to the bank having a higher percentage of its earning assets in loans and a lesser percentage of its earning assets in investment securities resulting in an overall increase in net interest income. The net interest margin realized on earning assets and the interest rate spread were 4.26% and 3.34%, respectively, for the three months ended

March 31, 2004. For the three months ended March 31, 2003, the net interest margin was 4.05% and the interest rate spread was 3.82%.

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following 12 months. Gap is an attempt to predict the behavior of the bank’s net interest income in general terms during periods of movement in interest rates. In general, if the bank is asset sensitive, more of its interest sensitive assets are expected to reprice within 12 months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At March 31, 2004, the bank, as measured by Gap, is in an asset sensitive position. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. For more information on asset-liability management, see our annual report on Form 10-KSB filed with the Securities and Exchange Commission.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision charged to expense was $119,000 for the three months ended March 31, 2004 as compared to $75,000 for the three months ended March 31, 2003. The increase in the provision was due to an increase in loan volume throughout the first quarter of 2004. The allowance for loan losses was 1.50% of gross loans at March 31, 2004. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Noninterest income for the three months ended March 31, 2004 totaled $162,000 as compared to $107,000 for the three months ended March 31, 2003. The increase in noninterest income was due to an increase in service charges on deposit accounts and an increase in income earned from mortgage origination during the quarter ended March 31, 2004 as compared to the same period in 2003.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2004 was $616,000 as compared to $488,000 for the same period in 2003. Salaries and benefits, the largest component of noninterest expense, totaled $290,000 for the three months ended March 31, 2004, compared to $226,000 for the same period a year ago. These increases were due to normal salary increases and additional personnel. Other operating expenses were $261,000 for the three months ended

March 31, 2004 as compared to $199,000 for the three months ended March 31, 2003. These increases in noninterest expenses are due to the continued growth of the bank.

Income Taxes

We have not recognized any income tax expense or benefit to date as we currently have net operating loss carryforwards that have not been utilized. Realization of these net operating loss carryforwards is dependent upon future taxable income.

Net Earnings

The combination of the above factors resulted in net earnings of $28,000 for the three months ended March 31, 2004 compared to a net loss for the three months ended March 31, 2003 of $130,000. Basic and diluted earnings per share were $.03 for the three months ended March 31, 2004 compared to basic and diluted loss per share of $.14 for the same period in 2003.

Assets and Liabilities

During the first three months of 2004, total assets increased $1,184,000, or 1.8%, when compared to December 31, 2003. The primary sources of growth in assets were loans, which increased $6,542,000, or 14.5%, during the first three months of 2004 and Federal funds sold which decreased by $3,427,000, or 55.1%, during the first quarter of 2004. Investment securities available-for-sale decreased $660,000 from December 31, 2003 to $4,911,000 at March 31, 2004. Total deposits increased $1,219,000, or 2.1%, from the December 31, 2003 amount of $55,675,000.

Investment Securities

Investment securities available-for-sale decreased $660,000 from $5,571,000 at December 31, 2003 to $4,910,000 at March 31, 2004. This decrease was the result of funds being invested in loans. All of the Bank’s marketable investment securities were designated as available-for-sale at March 31, 2004, partially offset by depreciation.

Premises and Equipment

Premises and equipment, net of depreciation, totaled $3,056,000 at March 31, 2004. The increase of $96,000 from the December 31, 2003 amount of $2,961,000 was due additional fixed asset purchases during the first quarter of 2004, partially offset by depreciation.

Loans

Gross loans totaled $52,204,000 at March 31, 2004, an increase of $21,890,000, or 72.2%, since December 31, 2003. The largest increase in loans was in real estate construction, which increased $3,747,000, or 73%, to $8,911,000 at March 31, 2004. Balances within the major loans receivable categories as of March 31, 2004 and December 31, 2003 are as follows:

	March 31, 2004	December 31, 2003

Commercial, financial and agricultural	$8,806,000	7,843,000
Real estate - construction	8,911,000	5,164,000
Real estate - mortgage	29,532,000	28,290,000
Consumer	4,955,000	4,252,000

	52,204,000	45,549,000

Less allowance for loan losses	785,000	673,000

	$51,419,000	44,876,000

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                                        AND RESULTS OF OPERATIONS, continued

Allowance for Loan Losses

Activity in the Allowance for Loan Losses is as follows:

	March 31,
	2004	2003

Balance, January 1,	$673,000	$375,000

Provision for loan losses for the period	119,000	75,000
Net loans (charged off) recovered for the period	(7,000)	-

Balance, end of period	$785,000	$450,000

Gross loans outstanding, end of period	$52,204,000	$45,549,000

Allowance for loan losses to gross loans outstanding	1.50%	1.48%

Deposits

At March 31, 2004, total deposits increased by $1,219,000, or 2%, from December 31, 2003. Noninterest-bearing demand deposits decreased $92,000, or 3.5%, and interest-bearing deposits increased $1,412,000, or 2.8%.

Balances within the major deposit categories as of March 31, 2004 and December 31, 2003 as follows:

	March 31, 2004	December 31, 2003
Noninterest-bearing demand deposits	$5,284,606	5,476,791
Interest-bearing demand deposits	20,127,864	26,469,185
Savings deposits	1,650,240	1,471,359
Certificates of deposit $100,000 and over	11,425,026	8,219,513
Other time deposits	18,406,547	14,037,718

	$56,894,283	55,674,566

Liquidity

Our liquidity needs include the funding of loans, and the purchases of operating assets. Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts.

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

Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments.

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                                        AND RESULTS OF OPERATIONS, continued

Liquidity, continued

Collateral held for commitments to extend credit varies but may include certificates of deposit, accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of March 31, 2004:

Commitments to extend credit	$9,483,213
Standby letters of credit	$-

Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. Although the bank’s loan portfolio is diversified, a substantial portion of its borrowers’ ability to honor the terms of their loans is dependent on the economic conditions in Bulloch County and surrounding areas.

We also have obtained lines of credit available with correspondent banks to purchase federal funds for periods from one to fourteen days.

Capital Resources

Total shareholders’ equity increased from $7,449,548 at December 31, 2003 to $7,490,415 at March 31, 2004. This increase was attributable to net earnings for the period and an increase in accumulated other comprehensive income.

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. The Federal Reserve guidelines also contain an exemption from the capital requirements for bank holding companies with less than $150 million in consolidated assets. Because we have less than $150 million in assets, our holding company is not currently subject to these guidelines. However, the bank falls under these rules as set by bank regulatory agencies.

Under the capital adequacy guidelines, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. The qualifying capital base for purposes of the risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio. The bank exceeded the minimum capital requirements set by the regulatory agencies at March 31, 2004. Below is a table that reflects the leverage and risk-based regulatory capital ratios of the bank at March 31, 2004.

Tier 1 capital (to risk-weighted assets)	9.57%
Total capital (to risk-weighted assets)	10.82%
Tier 1 capital (to total average assets)	8.58%

Regulatory Matters

From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3.       Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2004.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II.       OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

Item 2.	Changes in Securities

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to security holders for a vote during the three months ended March 31, 2004.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

         (a)           Exhibits:

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

         (b)           Reports on Form 8-K
                         None.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2004	FIRST SOUTHERN BANCORP By: /s/ F. THOMAS DAVID F. Thomas David President, Chief Executive Officer and Director

Dated: May 13, 2004	By: /s/ CHARLES ROBERT FENNELL, JR. Charles Robert Fennell, Jr. Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number          Description

31.1        Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2        Rule 13a-14(a) Certification of the Chief Financial Officer.

32           Section 1350 Certifications.