Form 10QSB
period 2004-06-30
FIRST SOUTHERN BANCORP
filed 2004-08-12
CIK 1156366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

(912) 489-7600
(Telephone Number)

Not Applicable
(Former name, former address
and former fiscal year,
if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X      No

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 920,547 shares of common stock, $.01 par value per share, issued and outstanding as of August 10, 2004.

          Transitional Small Business Disclosure Format (check one): Yes          No  XX

FIRST SOUTHERN BANCORP

INDEX

Page No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Balance Sheet (unaudited) at June 30, 2004	3

Consolidated Statements of Operations (unauditied) for the Three and Six
Months Ended June 30, 2004 and 2003	4

Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the
Six Months Ended June 30, 2004 and 2003	5

Consolidated Statements of Cash Flows (unaudited) for the Six
Months ended June 30, 2004 and 2003	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 2. Changes in Securities	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits and Reports on 8-K	16

FIRST SOUTHERN BANCORP

PART I.    FINANCIAL INFORMATION

      Item 1. Financial Statements

FIRST SOUTHERN BANCORP
Consolidated Balance Sheet

June 30, 2004
(Unaudited)

Assets
Cash and due from banks	$3,315,352
Federal funds sold	2,213,000

Cash and cash equivalents	5,528,352
Interest-bearing deposits	75,600
Investment securities available-for-sale	5,181,600
Other investments	313,250
Loans, net	59,404,585
Premises and equipment, net	3,044,000
Accrued interest receivable and other assets	1,169,360

$74,716,747

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$6,117,365
Interest-bearing	57,271,739

Total deposits	63,389,104
Federal Home Loan Bank advance	3,000,000
Accrued interest payable and other liabilities	216,766

Total liabilities	66,605,870

Commitments
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 authorized;
no shares issued and outstanding
Common stock, $.01 par value; authorized
10,000,000 shares; 920,547 shares issued and outstanding	9,205
Additional paid-in capital	9,125,765
Accumulated deficit	(986,441)
Accumulated other comprehensive income (loss)	(37,652)

Total stockholders' equity	8,110,877

$74,716,747

See accompanying notes to unaudited consolidated financial statements.

FIRST SOUTHERN BANCORP

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$856,461	514,848	1,623,631	946,875
Interest on investment securities	30,867	37,584	59,081	56,893
Other interest income	5,458	1,153	13,980	5,895

Total interest income	892,786	553,585	1,696,692	1,009,663

Interest expense on deposits	230,477	172,565	430,179	303,376
Interest expense on other borrowings	498	-	3,722	-

Total interest expense	230,975	172,565	433,901	303,376

Net interest income	661,811	381,020	1,262,791	706,287
Provision for loan losses	118,209	71,000	237,299	146,000

Net interest income after provision for
loan losses	543,602	310,020	1,025,492	560,287

Other income:
Service charges on deposit accounts	70,152	35,469	150,892	83,789
Residential mortgage origination fees	56,666	105,163	121,108	164,067
Other	18,868	-	35,260	-

Total other income	145,686	140,632	307,260	247,856

Other expense:
Salaries and other personnel expense	289,525	260,730	579,767	487,121
Net occupancy and equipment expense	72,066	74,372	136,615	136,775
Other operating expense	269,753	225,739	530,536	424,789

Total other expense	631,344	560,841	1,246,918	1,048,685

Earnings (loss) before income tax benefit	57,944	(110,189)	85,834	(240,542)
Income tax benefit	598,277	-	598,277	-

Net earnings (loss)	$656,221	(110,189)	684,111	(240,542)

Basic and diluted earnings (loss) per share	$.71	(.12)	.74	(.26)

See accompanying notes to unaudited consolidated financial statements.

FIRST SOUTHERN BANCORP

Consolidated Statements of Comprehensive Income (Loss)

For the Six Months Ended June 30, 2004 and 2003
(Unaudited)

	2004	2003
Net earnings (loss)	$684,111	(240,542)

Other comprehensive loss, net of tax of $13,963 and $12,343, consisting of unrealized losses on investment securities
available-for-sale	(22,782)	(20,139)

Comprehensive income (loss)	$661,329	(260,681)

See accompanying notes to unaudited consolidated financial statements.

FIRST SOUTHERN BANCORP

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$684,111	(240,542)
Adjustments to reconcile net earnings (loss) to
net cash provided (used) by operating activities:
Provision for loan losses	237,299	146,000
Depreciation, amortization and accretion	97,988	94,439
Change in other	(704,328)	(50,902)

Net cash provided (used) by operating activities	315,070	(51,005)

Cash flows from investing activities:
Net change in interest-bearing deposits	(75,600)	-
Proceeds from maturity of investment securities available-for-sale	1,318,445	2,000,000
Purchases of investment securities available-for-sale	(1,000,000)	(4,029,732)
Purchases of other investments	(36,200)	-
Net change in loans	(14,765,495)	(11,771,807)
Purchases of premises and equipment	(147,568)	(632,571)

Net cash used by investing activities	(14,706,418)	(14,434,110)

Cash flows from financing activities:
Net change in deposits	7,714,538	15,507,559
Proceeds from Federal Home Loan Bank advances	3,000,000	-

Net cash provided by financing activities	10,714,538	15,507,559

Net change in cash and cash equivalents	(3,676,810)	1,022,444
Cash and cash equivalents at beginning of the period	9,205,162	2,500,089

Cash and cash equivalents at end of the period	$5,528,352	3,522,533

Noncash investing activities:
Change in unrealized gain/loss on securities
available-for-sale, net of tax	$(22,782)	(20,139)

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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of June 30, 2004 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The financial information as of December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company’s 2003 Form 10-KSB.

(2)       Critical Accounting Policies and Estimates

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of its financial statements. The Company’s significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2003 as filed on its annual report on Form 10-KSB.

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

(3)       Earnings Per Share

Net earnings (loss) per common share are based on the weighted average number of common shares outstanding during each period. Basic and diluted earnings per share are calculated based on weighted average shares outstanding of 920,547 for the three and six months ended June 30, 2004 and 919,547 for the three and six months ended June 30, 2003.

(4)       Stock-Based Compensation

The Company sponsors stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financing Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net earnings (loss) as reported	$656,221	(110,189)	684,111	(240,542)
Deduct: Total stock-based employee compensation
expense determined under fair-value based
method for all awards	(49,894)	(49,894)	(99,788)	(99,788)
Add: Income tax benefit related to employee
compensation expense	190,230	-	190,230	-

Pro forma net earnings (loss)	$796,557	(160,083)	774,553	(340,330)

Basic and diluted loss per share:
As reported	$.71	(.12)	.74	(.26)

Pro forma	$.87	(.17)	.84	(.37)

FIRST SOUTHERN BANCORP

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

Overview

        The following discussion describes our results of operations for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003 as well as results for the six months ended June 30, 2004 and 2003, and also analyzes our financial condition as of June 30, 2004 as compared to December 31, 2003. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

        Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process.

        In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this non-interest income, as well as our non-interest expense, in the following discussion.

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

FIRST SOUTHERN BANCORP

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations

Net Interest Income

For the six months ended June 30, 2004, net interest income totaled $1,262,791 as compared to $706,287 for the same period in 2003. Interest income from loans, including fees increased $676,756 to $1,623,631 for the six months ended June 30, 2004 compared to the same period in 2003, while income from invested securities increased by $2,188 to $59,081 during the same period. Interest expense totaled $433,901 for the six months ended June 30, 2004 compared to $303,376 during the same period in 2003. The net interest margin realized on earning assets and the interest rate spread were 4.19% and 3.32%, respectively, for the six months ended June 30, 2004. For the six months ended June 30, 2003, the net interest margin was 3.29% and the interest rate spread was 2.98%.

For the quarter ended June 30, 2004, interest income totaled $892,786 as compared to $553,585 for the same period in 2003. Interest expense totaled $230,975 for the quarter ended June 30, 2004 compared to $172,565 for the same period in 2003. The increase in net interest income was due to the growth of interest-earning assets and interest-bearing liabilities in 2004 as compared to 2003.

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the bank’s net interest income in general terms during periods of movement in interest rates. In general, if the bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At June 30, 2004, the Bank, as measured by Gap, is in an asset sensitive position. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. For more information on asset-liability management, see the annual report of Form 10-KSB filed with the Securities and Exchange Commission.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision for loan losses was $118,209 for the three months ended June 30, 2004 and $237,299 for the six months ended June 30, 2004, compared to $71,000 and $146,000 for the three and six months ended June 30, 2003, respectively. The increase in the provision was due to an increase in loan volume throughout the first two quarters of 2004. The allowance for loan losses was 1.47% of gross loans at June 30, 2004. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an

FIRST SOUTHERN BANCORP

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Noninterest income for the six months ended June 30, 2004 totaled $307,260 as compared to $247,856 for the six months ended June 30, 2003. The increase in noninterest income was due to an increase in service charges on deposit accounts partially offset by a decrease in income earned from mortgage origination during the six months ended June 30, 2004 as compared to the same period in 2003.

Noninterest income for the quarter ended June 30, 2004 totaled $145,686 as compared to $140,632 for the quarter ended June 30, 2003. The increase in noninterest income was due to an increase service charge income directly related to bank growth during the quarter ended June 30, 2004 partially offset by a decrease in income earned from mortgage origination.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2004 was $1,246,918 as compared to $1,048,685 for the same period in 2003. Total noninterest expense for the three months ended June 30, 2004 was $631,344 as compared to $560,841 for the same period in 2003. Salaries and benefits, the largest component of noninterest expense, totaled $579,767 for the six months ended June 30, 2004, compared to $487,121 for the same period a year ago, and totaled $289,525 for the quarter ended June 30, 2004, compared to $260,730 for the same period in 2003. These increases were due to normal salary increases and additional personnel. Other operating expenses were $530,536 for the six months ended June 30, 2004 as compared to $424,789 for the six months ended June 30, 2003. These increases in noninterest expenses are due to the continued growth of the bank.

Income Taxes

During the quarter ended June 30, 2004, we recognized a previously unrecognized income tax benefit of $598,277 as it became more likely than not that we would be able to realize this benefit. During the quarter and six months ended June 30, 2003, we recognized no income tax benefit due to the fact that realization of such a benefit was dependent upon future earnings.

Net Earnings

The combination of the above factors resulted in net earnings of $684,111 for the six months ended June 30, 2004 compared to a net loss for the six months ended June 30, 2003 of $240,542. Net earnings (loss) for the quarters ended June 30, 2004 and 2003 were $656,221 and $(110,189), respectively. Basic and diluted earnings per share were $.74 for the six months ended June 30, 2004 compared to basic and diluted loss per share of $.26 for the same period in 2003. Basic earnings per share were $.71 for the quarter ended June 30, 2004 compared to basic loss per share of $.12 for the quarter ended June 30, 2003.

Assets and Liabilities

During the first six months of 2004, total assets increased $11,425,913, or 18%, when compared to December 31, 2003. The primary source of growth in assets was net loans, which increased $14,528,196, or 32%, during the first six months of 2004. Investment securities available-for-sale decreased $389,078 from December 31, 2003 to $5,181,600 at June 30, 2004. Total deposits increased $7,714,538, or 14%, from the December 31, 2003 amount of $55,675,000.

Investment Securities

Investment securities available-for-sale decreased $389,078 from $5,571,000 at December 31, 2003 to $5,181,600 at June 30, 2004. This decrease was the result of funds being invested in loans. All of the Bank’s marketable investment securities were designated as available-for-sale at June 30, 2004.

FIRST SOUTHERN BANCORP

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Premises and Equipment

Premises and equipment, net of depreciation, totaled $3,044,000 at June 30, 2004. The increase of $83,000 from the December 31, 2003 amount of $2,961,000 was due additional fixed asset purchases during the second quarter of 2004, partially offset by depreciation.

Loans

Gross loans totaled $60,289,585 at June 30, 2004, an increase of $14,741,000, or 32%, since December 31, 2003. The largest increase in loans was in Real estate — mortgage, which increased $12,638,000, or 45%, to $40,928,000 at June 30, 2004. Balances within the major loans receivable categories as of June 30, 2004 and December 31, 2003 are as follows:

	June 30, 2004	December 31, 2003
Commercial, financial and agricultural	$9,254,427	7,843,000
Real estate - construction	4,552,102	5,164,000
Real estate - mortgage	40,928,026	28,290,000
Consumer	5,555,030	4,252,000

	60,289,585	45,549,000
Less allowance for loan losses	885,000	673,000

	$59,404,585	44,876,000

Allowance for Loan Losses

Activity in the Allowance for Loan Losses is as follows:

	June 30,
	2004	2003
Balance, January 1,	$673,000	375,000
Provision for loan losses for the period	237,299	146,000
Net loans (charged off) recovered for the period	(25,299)	(3,000)

Balance, end of period	$885,000	518,000

Gross loans outstanding, end of period	$60,289,585	35,916,179

Allowance for loan losses to gross loans outstanding	1.47%	1.44%

FIRST SOUTHERN BANCORP

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Deposits

At June 30, 2004, total deposits increased by $7,714,538, or 14% from December 31, 2003. Noninterest-bearing demand deposits increased $640,574, or 12% and interest-bearing deposits increased $7,073,963, or 12%.

Balances within the major deposit categories as of June 30, 2004 and December 31, 2003 are as follows:

	June 30, 2004	December 31, 2003
Noninterest-bearing demand deposits	$6,117,365	5,476,791
Interest-bearing demand deposits	22,609,065	26,469,185
Savings deposits	1,808,115	1,471,359
Certificates of deposit $100,000 and over	12,761,250	8,219,513
Other time deposits	20,093,309	14,037,718

	$63,389,104	55,674,566

Other Borrowed Funds

During the second quarter of 2004, we borrowed $3,000,000 from the Federal Home Loan Bank of Atlanta. This borrowing provides funding for the growth in our loan portfolio. This advance matures on June 18, 2007 subject to an early termination option and bears interest at a floating rate.

Liquidity

Our liquidity needs include the funding of loans, and the purchases of operating assets. Our liquidity needs are met through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of June 30, 2004:

Commitments to extend credit	$9,578,094
Standby letters of credit	$-

Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. Although the bank’s loan portfolio is diversified, a substantial portion of its borrowers’ ability to honor the terms of their loans is dependent on the economic conditions in Bulloch County and surrounding areas.

FIRST SOUTHERN BANCORP

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

We also have obtained lines of credit available with correspondent banks to purchase federal funds for periods from one to fourteen days.

We have also established a line of credit with the Federal Home Loan Bank of Atlanta. This line of credit is collateralized by a portion of the bank’s real estate loan portfolio and totaled $7,200,000 as of June 30, 2004, of which $3,000,000 was drawn upon. Future use of the FHLB of Atlanta is expected for funding and liquidity as those needs arise.

Capital Resources

Total shareholders’ equity increased from $7,449,548 at December 31, 2003 to $8,110,877 at June 30, 2004. This increase was attributable to net earnings for the period.

Bank holding companies, such as us, and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios. The Federal Reserve guidelines contain an exemption from the capital requirements for bank holding companies with less than $150 million in consolidated assets. Because we have less than $150 million in assets, our holding company is not currently subject to these guidelines. However, the bank falls under these rules as set by bank regulatory agencies. Capital is separated into Tier 1 capital (essentially common shareholders’ equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in our assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines.

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the bank’s capital ratios at June 30, 2004:

Tier 1 capital (to risk-weighted assets)	9.48%
Total capital (to risk-weighted assets)	10.65%
Tier 1 capital (to total average assets)	9.41%

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2004. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

There was one matter submitted to a vote of security holders during the quarter ended June 30, 2004 at our annual meeting of shareholders held on May 6, 2004 — the election of five members of the Board of Directors as Class III directors for a three-year term. The following describes the matters voted upon at the annual meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter (except as provided below, there were no broker non-votes).

Our board of directors is divided into three classes with each class to be as nearly equal in number as possible. The three classes of directors have staggered terms, so that the terms of only approximately one-third of the board members expire at each annual meeting of shareholders. The current Class I directors are F. Thomas David, William I. Griffis, R. Whitman Lord, Laura T. Marsh, and Jeffrey D. Pope. The current Class II directors are Michael R. Anderson, Charles A. Deal, James A. High, D.D.S., Michael R. Kennedy, Hudson J. Powell, Sr., D.M.D. and Devra P. Walker, CPA. The current Class III directors are Tracy D. Ham, W. Pratt Hill, III, Ronnie J. Pope, Lamar O. Reddick, and L. Anthony Waters, III. The current terms of the Class III directors expired at the annual meeting. Each of the five current Class III directors was nominated for election and stood for election at the Annual Meeting on May 6, 2003 for a three-year term. The number of votes for the election of the Class III directors was as follows: Tracy D. Ham received 524,787 votes for, 250 withheld, and none against; W. Pratt Hill received 524,787 votes for, 250 withheld, and none against; Ronnie J. Pope received 524,932 votes for, 250 withheld, and none against; Lamar O. Reddick received 524,787 votes for, 250 withheld, and none against; L. Anthony Waters, III, received 524,787 votes for, 250 withheld, and none against. The terms of the Class I directors will expire at the 2005 annual meeting of shareholders and the terms of the Class II directors will expire at the 2006 annual meeting of shareholders.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications. .

(b)	Reports on Form 8-K None.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 2004	FIRST SOUTHERN BANCORP By: /s/ F. THOMAS DAVID F. Thomas David President, Chief Executive Officer and Director

Dated: August 11, 2004	By: /s/ CHARLES ROBERT FENNELL, JR. Charles Robert Fennell, Jr. Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number          Description

31.1        Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2        Rule 13a-14(a) Certification of the Chief Financial Officer.

32           Section 1350 Certifications.