Form 10QSB
period 2004-09-30
FIRST SOUTHERN BANCORP
filed 2004-11-15
CIK 1156366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

(912) 489-7600
(Telephone Number)

Not Applicable
(Former name, former address
and former fiscal year,
if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X      No

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 920,547 shares of common stock, $.01 par value per share, issued and outstanding as of November 1, 2004.

          Transitional Small Business Disclosure Format (check one): Yes          No  X

FIRST SOUTHERN BANCORP

INDEX

Page No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Balance Sheet (unaudited) at September 30, 2004	3

Consolidated Statements of Operations (unauditied) for the Three and Nine
Months Ended September 30, 2004 and 2003	4

Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the
Nine Months Ended September 30, 2004 and 2003	5

Consolidated Statements of Cash Flows (unaudited) for the Nine
Months ended September 30, 2004 and 2003	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	16

FIRST SOUTHERN BANCORP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST SOUTHERN BANCORP
Consolidated Balance Sheet

September 30, 2004
(Unaudited)

Assets
Cash and due from banks	$3,553,668
Federal funds sold	4,070,000

Cash and cash equivalents	7,623,668
Interest-bearing deposits	78,346
Investment securities available-for-sale	6,811,937
Other investments	313,250
Loans, net	67,133,190
Premises and equipment, net	3,016,700
Accrued interest receivable and other assets	1,300,791

$86,277,882

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$6,898,316
Interest-bearing	67,767,907

Total deposits	74,666,223
Federal Home Loan Bank advance	3,000,000
Accrued interest payable and other liabilities	346,516

Total liabilities	78,012,739

Commitments
Shareholders' equity:
Preferred stock, $.01 par value; 10,000,000 authorized;
no shares issued and outstanding	-
Common stock, $.01 par value; authorized
10,000,000 shares; 920,547 shares issued and outstanding	9,205
Additional paid-in capital	9,125,765
Accumulated deficit	(869,221)
Accumulated other comprehensive income (loss)	(606)

Total shareholders' equity	8,265,143

$86,277,882

See accompanying notes to unaudited consolidated financial statements.

FIRST SOUTHERN BANCORP

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$1,008,428	594,345	2,632,059	1,541,220
Interest on investment securities	46,127	18,654	105,208	75,547
Other interest income	14,343	13,808	28,323	19,703

Total interest income	1,068,898	626,807	2,765,590	1,636,470

Interest expense on deposits	286,154	162,139	716,333	465,515
Interest expense on other borrowings	10,400	-	14,122	-

Total interest expense	296,554	162,139	730,455	465,515

Net interest income	772,344	464,668	2,035,135	1,170,955
Provision for loan losses	80,000	103,248	317,299	249,248

Net interest income after provision for
loan losses	692,344	361,420	1,717,836	921,707

Other income:
Service charges on deposit accounts	103,045	58,425	275,339	140,710
Residential mortgage origination fees	51,389	51,800	172,497	215,867
Other	3,579	1,166	17,437	2,670

Total other income	158,013	111,391	465,273	359,247

Other expense:
Salaries and other personnel expense	304,433	253,807	884,200	740,928
Net occupancy and equipment expense	93,578	68,315	261,392	205,090
Other operating expense	263,266	216,926	762,603	641,715

Total other expense	661,277	539,048	1,908,195	1,587,733

Earnings (loss) before income tax benefit	189,080	(66,237)	274,914	(306,779)
Income tax (expense) benefit	(71,860)	-	526,417	-

Net earnings (loss)	$117,220	(66,237)	801,331	(306,779)

Basic and diluted earnings (loss) per share	$0.13	(.07)	0.87	(.33)

See accompanying notes to unaudited consolidated financial statements.

FIRST SOUTHERN BANCORP

Consolidated Statements of Comprehensive Income (Loss)

For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	2004	2003
Net earnings (loss)	$801,331	(306,779)

Other comprehensive income (loss), net of tax of $8,023 and $18,893,
consisting unrealized losses on investment securities available-for-sale	14,264	(33,587)

Comprehensive income (loss)	$815,595	(340,366)

See accompanying notes to unaudited consolidated financial statements.

FIRST SOUTHERN BANCORP

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$801,331	(306,779)
Adjustments to reconcile net earnings (loss) to
net cash provided by operating activities:
Provision for loan losses	317,299	249,248
Depreciation, amortization and accretion	139,957	155,140
Change in other	(727,995)	(76,785)

Net cash provided by operating activities	530,592	20,824

Cash flows from investing activities:
Net change in interest-bearing deposits	(78,346)	-
Proceeds from maturity of investment securities available-for-sale	1,739,252	2,000,000
Purchases of investment securities available-for-sale	(3,000,000)	(4,269,848)
Proceeds from sale of other investments	-	24,050
Purchases of other investments	(36,200)	-
Net change in loans	(22,574,100)	(15,567,237)
Purchases of premises and equipment	(154,349)	(912,273)

Net cash used by investing activities	(24,103,743)	(18,725,308)

Cash flows from financing activities:
Net change in deposits	18,991,657	20,255,257
Proceeds from Federal Home Loan Bank advances	3,000,000	-

Net cash provided by financing activities	21,991,657	20,255,257

Net change in cash and cash equivalents	(1,581,494)	1,550,773
Cash and cash equivalents at beginning of the period	9,205,162	2,500,089

Cash and cash equivalents at end of the period	$7,623,668	4,050,862

Noncash investing activities:
Change in unrealized gain/loss on securities
available-for-sale, net of tax	$14,264	(33,587)

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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of September 30, 2004 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The financial information as of December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company’s 2003 Form 10-KSB.

(2) Critical Accounting Policies and Estimates

The Company has adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of its financial statements. The Company’s significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2003 as filed on its annual report on Form 10-KSB.

Certain accounting policies involve significant estimates and assumptions by the Company which have a material impact on the carrying value of certain assets and liabilities. The Company considers these accounting policies to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the estimates and assumptions made, actual results could differ from these estimates and assumptions which could have a material impact on carrying values of assets and liabilities and results of operations.

The Company believes that the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events and conditions, and other factors affecting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements. Refer to the portion of management’s discussion and analysis of financial condition and results of operations that addresses the allowance for loan losses for a more complete discussion of the Company’s processes and methodology for determining the allowance for loan losses.

(3) Earnings Per Share

Net earnings (loss) per common share are based on the weighted average number of common shares outstanding during each period. Basic and diluted earnings per share are calculated based on weighted average shares outstanding of 920,547 for the three and nine months ended September 30, 2004 and 919,547 for the three and nine months ended September 30, 2003.

FIRST SOUTHERN BANCORP

Notes to Consolidated Financial Statements, Continued

(4) Stock-Based Compensation

The Company sponsors stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financing Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net earnings (loss) as reported	$117,220	(66,237)	801,331	(306,779)
Deduct: Total stock-based employee compensation
expense determined under fair-value based
method for all awards	(49,894)	(49,894)	(149,682)	(149,682)
Add: Income tax benefit related to employee
compensation expense	19,000	-	209,230	-

Pro forma net earnings (loss)	$86,326	(116,131)	860,879	(456,461)

Basic and diluted earnings (loss) per share:
As reported	$.13	(.07)	.87	(.33)

Pro forma	$.09	(.13)	.94	(.50)

FIRST SOUTHERN BANCORP

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

Overview

The following discussion describes our results of operations for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 as well as results for the nine months ended September 30, 2004 and 2003, and also analyzes our financial condition as of September 30, 2004 as compared to December 31, 2003. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

FIRST SOUTHERN BANCORP

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations

Net Interest Income

For the nine months ended September 30, 2004, net interest income totaled $2,035,000 as compared to $1,171,000 for the same period in 2003. Interest income from loans, including fees, increased $1,091,000 to $2,632,000 for the nine months ended September 30, 2004 while income from investment securities increased by $30,000 to $105,000. Interest expense totaled $730,000 for the nine months ended September 30, 2004 compared to $466,000 during the same period in 2003. The net interest margin realized on earning assets and the interest rate spread were 4.15% and 3.32%, respectively, for the nine months ended September 30, 2004. For the nine months ended September 30, 2003, the net interest margin was 3.92% and the interest rate spread was 3.54%.

For the quarter ended September 30, 2004, interest income totaled $1,069,000 as compared to $627,000 for the same period in 2003. Interest expense totaled $297,000 for the quarter ended September 30, 2004 compared to $162,000 for the same period in 2003. The increase in net interest income was primarily due to the growth of interest-earning assets and interest-bearing liabilities in 2004 as compared to 2003.

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the bank’s net interest income in general terms during periods of movement in interest rates. In general, if the bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At September 30, 2004, the bank, as measured by Gap, is in an asset sensitive position. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. For more information on asset-liability management, see the annual report of Form 10-KSB filed with the Securities and Exchange Commission.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision for loan losses was $80,000 for the three months ended September 30, 2004 and $317,000 for the nine months ended September 30, 2004, compared to $103,000 and $249,000 for the three and nine months ended September 30, 2003, respectively. The increase in the provision was due to an increase in loan volume throughout the first three quarters of 2004. At September 30, 2004, the allowance for loan losses was 1.37% of gross loans. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio

FIRST SOUTHERN BANCORP

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Due to the rapid growth of our bank over the past several years and our relatively short operating history, a large portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. In addition, regulatory agencies periodically review our allowance for loan losses as part of their examination process, and they may require us to record additions to the allowance based on their judgment about information available to them at the time of their examinations. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Noninterest income for the nine months ended September 30, 2004 totaled $465,000 as compared to $359,000 for the nine months ended September 30, 2003. The increase in noninterest income was due to an increase in service charges on deposit accounts partially offset by a decrease in income earned from mortgage origination during the nine months ended September 30, 2004 as compared to the same period in 2003.

Noninterest income for the quarter ended September 30, 2004 totaled $158,000 as compared to $111,000 for the quarter ended September 30, 2003. The increase in noninterest income was due to an increase service charge income directly related to bank growth during the quarter ended September 30, 2004.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2004 was $1,908,000 as compared to $1,588,000 for the same period in 2003. Total noninterest expense for the three months ended September 30, 2004 was $661,000 as compared to $539,000 for the same period in 2003. Salaries and benefits, the largest component of noninterest expense, totaled $884,000 for the nine months ended September 30, 2004, compared to $741,000 for the same period a year ago, and totaled $304,000 for the quarter ended September 30, 2004, compared to $254,000 for the same period in 2003. These increases were due to normal salary increases and additional personnel. Other operating expenses were $763,000 for the nine months ended September 30, 2004 as compared to $642,000 for the nine months ended September 30, 2003. These increases in noninterest expenses are due to the continued growth of the bank.

Income Taxes

During the quarter ended September 30, 2004, we recognized $72,000 of income tax expense, which represents an effective tax rate of 38%. During the quarter ended June 30, 2004, we recognized a previously unrecognized income tax benefit of $598,000 as it became more likely than not that we would be able to realize this benefit. Our net income tax benefit for the nine months ended September 30, 2004 was $526,000. During the quarter and nine months ended September 30, 2003, we recognized no income tax benefit due to the fact that realization of such a benefit was dependent upon future earnings.

Net Earnings

The combination of the above factors resulted in net earnings of $801,000 for the nine months ended September 30, 2004 compared to a net loss for the nine months ended September 30, 2003 of $307,000. Net earnings (loss) for the quarters ended September 30, 2004 and 2003 were $117,000 and $(66,000), respectively. Basic and diluted earnings per share were $.87 for the nine months ended September 30, 2004 compared to basic and diluted loss per share of $.33 for the same period in 2003. Basic and diluted earnings per share were $.13 for the quarter ended September 30, 2004 compared to basic loss per share of $.07 for the quarter ended September 30, 2003.

FIRST SOUTHERN BANCORP

Assets and Liabilities

During the first nine months of 2004, total assets increased $22,987,000, or 36%, when compared to December 31, 2003. The primary source of growth in assets was net loans, which increased $22,257,000, or 50%, during the first nine months of 2004. Investment securities available-for-sale increased $1,241,000 from December 31, 2003 to $6,812,000 at September 30, 2004. Total deposits increased $18,992,000, or 34%, from the December 31, 2003 amount of $55,675,000.

Investment Securities

Investment securities available-for-sale increased $1,241,000 from $5,571,000 at December 31, 2003 to $6,812,000 at September 30, 2004. All of the bank’s marketable investment securities were designated as available-for-sale at September 30, 2004.

Premises and Equipment

Premises and equipment, net of depreciation, totaled $3,017,000 at September 30, 2004. The increase of $56,000 from the December 31, 2003 amount of $2,961,000 was due to additional fixed asset purchases during 2004, partially offset by depreciation.

Loans

Gross loans totaled $68,063,000 at September 30, 2004, an increase of $22,514,000, or 49%, since December 31, 2003. The largest increase in loans was in real estate – mortgage which increased $17,045,000, or 60%, to $45,335,000 at September 30, 2004. Balances within the major loans receivable categories as of September 30, 2004 and December 31, 2003 are as follows:

	September 30, 2004	December 31, 2003
Commercial, financial and agricultural	$11,794,000	7,843,000
Real estate - construction	4,915,000	5,164,000
Real estate - mortgage	45,335,000	28,290,000
Consumer	6,019,000	4,252,000

	68,063,000	45,549,000
Less allowance for loan losses	930,000	673,000

	$67,133,000	44,876,000

Allowance for Loan Losses

Activity in the Allowance for Loan Losses is as follows:

	September 30,
	2004	2003
Balance, January 1,	$673,000	375,000
Provision for loan losses for the period	317,000	249,000
Net loans (charged off) recovered for the period	(60,000)	(24,000)

Balance, end of period	$930,000	600,000

Gross loans outstanding, end of period	$68,063,000	39,690,000

Allowance for loan losses to gross loans outstanding	1.37%	1.51%

FIRST SOUTHERN BANCORP

Deposits

At September 30, 2004, total deposits increased by $18,992,000, or 34% from December 31, 2003. Noninterest-bearing demand deposits increased $1,421,000, or 26%, and interest-bearing deposits increased $17,570,000, or 35%.

Balances within the major deposit categories as of September 30, 2004 and December 31, 2003 are as follows:

	September 30, 2004	December 31, 2003
Noninterest-bearing demand deposits	$6,898,000	5,477,000
Interest-bearing demand deposits	24,984,000	26,469,000
Savings deposits	2,010,000	1,471,000
Certificates of deposit $100,000 and over	20,861,000	8,219,000
Other time deposits	19,913,000	14,038,000

	$74,666,000	55,674,000

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of September 30, 2004:

Commitments to extend credit	$9,373,000
Standby letters of credit	$200,000

Although the bank’s loan portfolio is diversified, a substantial portion of its borrowers’ ability to honor the terms of their loans is dependent on the economic conditions in Bulloch County and surrounding areas. Management is not aware of any other significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions.

FIRST SOUTHERN BANCORP

We also have obtained lines of credit available with correspondent banks to purchase federal funds for periods from one to fourteen days. We have also established a line of credit with the Federal Home Loan Bank of Atlanta. This line of credit is collateralized by a portion of the bank’s real estate loan portfolio and totaled $9,580,000 as of September 30, 2004, of which $3,000,000 was drawn upon. Future use of the FHLB of Atlanta is expected for funding and liquidity as those needs arise.

Capital Resources

Total shareholders’ equity increased from $7,450,000 at December 31, 2003 to $8,265,000 at September 30, 2004. This increase was attributable to net earnings for the period, as well as the tax deferred asset realized in the second quarter of 2004.

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

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the bank’s capital ratios at September 30, 2004:

Tier 1 capital (to risk-weighted assets)	9.19%
Total capital (to risk-weighted assets)	10.42%
Tier 1 capital (to total average assets)	8.66%

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

FIRST SOUTHERN BANCORP

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2004. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

        (a)   Not applicable
        (b)   Not applicable
        (c)   Not applicable
        (d)   Not applicable

Item 3.  Defaults Upon Senior Securities

               Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

                There were no matters submitted to security holders for a vote during the three months ended September 30, 2004.

Item 5.  Other Information

               None

Item 6. Exhibits

31.1         Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2         Rule 13a-14(a) Certification of the Chief Financial Officer.

32            Section 1350 Certifications.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2004	FIRST SOUTHERN BANCORP By: /S/ F. THOMAS DAVID F. Thomas David President and Chief Executive Officer

Dated: November 12, 2004	By: /S/ CHARLES ROBERT FENNELL, JR. Charles Robert Fennell, Jr. Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number          Description

31.1        Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2        Rule 13a-14(a) Certification of the Chief Financial Officer.

32           Section 1350 Certifications.