Form 10KSB
period 2004-12-31
FIRST SOUTHERN BANCORP
filed 2005-03-31
CIK 1156366

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  Annual  report  under  Section  13  or 15(d) of the Securities Exchange Act of 1934
     For fiscal year ended DECEMBER 31, 2004
                           -----------------

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _____________ to _______________

                        Commission File Number 333-66734

                             FIRST SOUTHERN BANCORP
                             ----------------------
                 (Name of small business issuer in its charter)

          ------------------------------------------------------------
                      GEORGIA                          58-2635782
          ------------------------------------------------------------
           (State or other Jurisdiction             (I.R.S. Employer
               of Incorporation or                 Identification No.)
                   Organization)
          ------------------------------------------------------------


    201 SOUTH MAIN STREET, STATESBORO, GA                     30458
----------------------------------------------  --------------------------------
   (Address of Principal Executive Offices)                 (Zip Code)


                                 (912) 489-7600
                                 --------------
                 Issuer's Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:     NONE.

Securities registered pursuant to Section 12(g) of the Act:     COMMON STOCK.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been
subject to such filing requirements for past 90 days.    Yes [X]  No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenue (total interest income plus noninterest income) for its most recent fiscal year: $4,577,811.

The aggregate market value of the Common Stock held by non-affiliates of the Company as of March 15, 2005 was $5,264,570. This calculation is based on an estimate of the fair market value of the Common Stock of $10.00 per share, which was the price of the last trade of which management is aware prior to this date. There is not an active market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

   Transitional Small Business Disclosure format (check one):  Yes [_] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the Company's 2004 Annual Report                    Part II
     Portions of the Company's Proxy Statement for the 2005 Annual
     Meeting of Shareholders                                         Part III

================================================================================

ITEM 1.     DESCRIPTION OF BUSINESS
-----------------------------------

     This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors that are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

     - significant increases in competitive pressure in the banking and financial services industries;

     - changes in the interest rate environment that could reduce anticipated or actual margins;

     - changes in political conditions or the legislative or regulatory environment;

     - general economic conditions, either nationally or regionally and especially in the primary service area, becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality;

     -    changes occurring in business conditions and inflation;

     -    changes in technology;

     -    the level of the allowance for loan loss;

     -    the rate of delinquencies and amounts of charge-offs;

     -    the rates of loan growth;

     - adverse changes in asset quality and resulting credit risk-related losses and expenses;

     -    changes in monetary and tax policies;

     - loss of consumer confidence and economic disruptions resulting from terrorist activities;

     -    changes in the securities markets; and

     - other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

MARKETING FOCUS

     First Southern National Bank positions itself as "the hometown bank" that cares about its clients. We provide professional and personalized service to our clients by employing well-trained, seasoned bankers who are familiar with our market area and our clients' individual needs. Our primary target market includes individuals and small- to medium-sized businesses who desire a consistent and professional relationship with a local banker. Because there is only one other locally owned bank left in Statesboro, we believe we offer a unique banking alternative for the market by offering a higher level of customer service and a management team more focused on the needs of the community than most of our competitors. We believe that this approach is enthusiastically supported by the community. In order to achieve the level of prompt, responsive service that is necessary to attract customers and to develop First Southern National Bank's image as a local bank with an individual focus, we leverage our community-oriented board of directors, convenient branch locations, and local services and decision making to attract and retain customers.

LOCATION  AND  SERVICE  AREA

     Our primary service area consists of an area within a 20-mile radius of our main office in Statesboro, Georgia, with a primary focus on Bulloch County. Our main office is located in downtown Statesboro and provides excellent visibility for the bank. Our expansion plans include the opening of an additional branch strategically located within our service area in our fourth year of operation. The branch would extend the market reach of our bank, and it will increase our personal delivery capabilities in this area to more efficiently market the services of the bank.

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

     Credit Risk. The principal credit risk associated with each category of loans is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the manufacturing, services, and retail market segments. General economic factors affecting a borrower's ability to repay include interest, inflation, and employment rates and the strength of the local and national economy, as well as other factors affecting a borrower's customers, suppliers, and employees.

     Real Estate Loans. Loans secured by first or second mortgages on real estate make up 73% of the bank's loan portfolio. These loans generally fall into one of two categories: commercial real estate loans or construction and development loans. We also make residential real estate loans secured by first or second mortgages on real estate. Each of these categories is discussed in more detail below, including their specific risks. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. The bank generally charges an origination fee for each loan.

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

     - Commercial Real Estate Loans. Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. Inherent in commercial real estate loans' credit risk is the risk that the primary source of repayment, the operating commercial real estate company, will be insufficient to service the debt. If a real estate loan is in default, we also run the risk that the value of a commercial real estate loan's secured real estate will decrease, and thereby be insufficient to satisfy the loan. To mitigate these risks, we evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio is established by independent appraisals. We typically review all of the personal financial statements of the principal owners and require their personal guarantees. These reviews generally reveal secondary sources of payment and liquidity to support a loan request.

     - Construction and Development Real Estate Loans. We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own home. The term of construction and development loans is generally limited to 18 months, although payments may be structured on a longer amortization basis. Most loans mature and require payment in full upon the sale of the property. Construction and development loans generally carry a higher degree of risk than long term financing of existing properties. Repayment usually depends on the ultimate completion of the project within cost estimates and on the sale of the property. Specific risks include:

               -    cost overruns;
               -    mismanaged construction;
               -    inferior or improper construction techniques;
               -    economic changes or downturns during construction;
               -    a downturn in the real estate market;
               - rising interest rates which may prevent sale of the property; and
               -    failure to sell completed projects in a timely manner.

     We attempt to reduce risk by obtaining personal guarantees where possible and by keeping the loan-to-value ratio of the completed project below specified percentages. We may also reduce risk by selling participations in larger loans to other institutions when possible.

     - Residential Real Estate Loans. These loans generally have longer terms of up to 30 years. We offer fixed and adjustable rate mortgages, and we sell some or all of the residential real estate loans that we generate in the secondary market. Inherent in residential real estate loans' credit risk is the risk that the primary source of repayment, the residential borrower, is insufficient to service the debt. If a real estate loan is in default, we also run the risk that the value of a residential real estate loan's secured real estate will decrease, and thereby be insufficient to satisfy the loan. To mitigate these risks, we evaluate each borrower on an individual basis and attempt to determine its credit profile. By selling these loans in the secondary market, we significantly reduce our exposure to credit risk because the loans are underwritten through a third party agent without any recourse against the bank.

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

     We expect to also offer small business loans utilizing government enhancements such as the Small Business Administration's ("SBA's") 7(a) program and SBA's 504 programs. These loans are typically partially guaranteed by the government which may help to reduce the bank's risk. Government guarantees of SBA loans do not exceed 80% of the loan value and are generally less.

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

     We also offer home equity loans. Our underwriting criteria for and the risks associated with home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit typically have terms of 15 years or less, typically carry balances less than $125,000, and may extend up to 100% of the available equity of each property.

     Relative Risks of Loans. Each category of loan has a different level of credit risk. Real estate loans are generally safer than loans secured by other assets because the value of the underlying security, real estate, is generally ascertainable and does not fluctuate as much as some other assets. Certain real estate loans are less risky than others. Residential real estate loans are generally the least risky type of real estate loan, followed by commercial real estate loans and construction and development loans. Commercial loans, which can be secured by real estate or other assets, or which can be unsecured, are generally more risky than real estate loans, but less risky than consumer loans. Finally, consumer loans, which can also be secured by real estate or other assets, or which can also be unsecured, are generally considered to be the most risky of these categories of loans. Any type of loan that is unsecured is generally more risky that secured loans. These levels of risk are general in nature, and many factors, including the creditworthiness of the borrower or the particular nature of the secured asset, may cause any type of loan to be more or less risky than another.

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

COMPETITION

     The banking business is highly competitive. We compete with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in the Bulloch County area and elsewhere. As of June 30, 2004, there were 8 commercial banks and no savings banks operating in Bulloch County. Some of these competitors have been in business for a long time and have already established their customer base and name recognition. We believe that our community bank focus, with our emphasis on service to small businesses, individuals, and professional concerns, gives us an advantage in the market. Nevertheless, a number of these competitors have greater financial and personnel resources than we may have. Most of them offer services, including extensive and established branch networks and trust services, that we do not currently provide. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to our bank. As a result of these competitive factors, we may have to pay higher rates of interest to attract deposits.

MARKET  SHARE

     As of June 30, 2004, the most recent date for which market data is available, total deposits in Bulloch County were $701,995,000. Our deposits represented approximately 9.23% of the total deposits in the county as of June 30, 2004.

EMPLOYEES

     As of March 15, 2005, the bank had approximately 23 full-time employees and 6 part-time employees. First Southern Bancorp, as the holding company for the bank, does not have any employees other than its officers, who are also bank employees.

                           SUPERVISION AND REGULATION

     First Southern Bancorp and its banking subsidiary, First Southern National Bank, are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

FIRST SOUTHERN BANCORP

     First Southern Bancorp is a bank holding company under the federal Bank Holding Company Act of 1956 and, as a result, is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). As a bank holding company located in Georgia, the Georgia Department of Banking and Finance also regulates and monitors all significant aspects of our operations.

     Acquisitions of Banks. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

     - Acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

     -    Acquiring all or substantially all of the assets of any bank; or

     -    Merging or consolidating with any other bank holding company.

     Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     Under the Bank Holding Company Act, if adequately capitalized and adequately managed, First Southern Bancorp or any other bank holding company located in Georgia may purchase a bank located outside Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years. As a result, no bank holding company may acquire control of First Southern Bancorp or First Southern National Bank until after the third anniversary date of the bank's incorporation.

     Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

     - The bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

     - No other person owns a greater percentage of that class of voting securities immediately after the transaction.

     Our common stock is registered under Section 12 of the Securities Exchange Act of 1934. The regulations provide a procedure for challenging the rebuttable presumption of control.

     Permitted Activities. Bank holding companies are generally prohibited under the Bank Holding Company Act, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than:

     -    Banking or managing or controlling banks; and

     - An activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

     Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

     -    Factoring accounts receivable;

     - Making, acquiring, brokering or servicing loans and usual related activities;

     -    Leasing personal or real property;

     - Operating a non-bank depository institution, such as a savings association;

     -    Trust company functions;

     -    Financial and investment advisory activities;

     -    Conducting discount securities brokerage activities;

     - Underwriting and dealing in government obligations and money market instruments;

     - Providing specified management consulting and counseling activities;

     - Performing selected data processing services and support services;

     - Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

     -    Performing selected insurance underwriting activities.

     Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiary to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or its bank subsidiary.

     Generally, if First Southern Bancorp qualifies and elects to become a financial holding company, it may engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

     -    Lending, trust and other banking activities;

     - Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

     -    Providing financial, investment, or advisory services;

     - Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

     -    Underwriting, dealing in or making a market in securities;

     - Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

     - Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

     -    Merchant banking through securities or insurance affiliates; and

     -    Insurance company portfolio investments.

     To qualify to become a financial holding company, each depository institution subsidiary of First Southern Bancorp must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, First Southern Bancorp must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. Although we are eligible to elect to become a financial holding company, we currently have no plans to make such an election.

     Support of Subsidiary Institutions. Under Federal Reserve policy, First Southern Bancorp is expected to act as a source of financial strength for its banking subsidiary and to commit resources to support the banks. This support may be required at times when, without this Federal Reserve policy, First Southern Bancorp might not be inclined to provide it. In addition, any capital loans made by First Southern Bancorp to its banking subsidiary will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of First Southern Bancorp's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of First Southern National Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

OUR BANKING SUBSIDIARY

     Since First Southern National Bank is chartered as a national bank, it is primarily subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency (the "OCC"). The OCC regularly examines the bank's operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

     Additionally, First Southern National Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent provided by law. The bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

     Branching. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under current Georgia law, First Southern National Bank may open branch offices throughout Georgia with the prior approval of the OCC. In addition, with prior regulatory approval, First Southern National Bank may acquire branches of existing banks located in Georgia. First Southern National Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the laws of the applicable state (the foreign state). Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

     Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

     Prompt Corrective Action. The FDIC Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category. At December 31, 2004, we qualified for the well-capitalized category.

     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

     FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.44 cents per $100 of deposits for the first quarter of 2005.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the OCC, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on First Southern National Bank. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are subject to a Community Reinvestment Act examination only once every 60 months if we receive an "outstanding" rating, once every 48 months if we receive a "satisfactory" rating and as needed if our rating is "less than satisfactory." Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

     Other Regulations. Interest and other charges collected or contracted for by First Southern National Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military. First Southern National Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the:

     - Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

     - Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

     - Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

     - Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

     - Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

     - Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

     - Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

     In addition to the federal and state laws noted above, the Georgia Fair Lending Act ("GAFLA") imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. On August 5, 2003, the OCC issued a formal opinion stating that the entirety of GAFLA is preempted by federal law for national banks and their operating subsidiaries. As a result, First Southern National Bank is exempt from the requirements of GAFLA.

     The deposit operations of First Southern National Bank are subject to:

     - The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

     - The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

CAPITAL ADEQUACY

     First Southern Bancorp and First Southern National Bank are required to comply with capital adequacy standards, which in the case of First Southern Bancorp are established by the Federal Reserve and in the case of First Southern National Bank are established by the OCC. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since First Southern Bancorp's consolidated total assets are less than $150 million, under the Federal Reserve's capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. First Southern National Bank is subject to risk-based and leverage capital requirements adopted by the OCC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2004 our ratio of total capital to risk-weighted assets was 11.77% and our ratio of Tier 1 Capital to risk-weighted assets was 10.52%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2004, our leverage ratio was 9.41%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

     Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-Prompt Corrective Action."

PAYMENT OF DIVIDENDS

     First Southern Bancorp is a legal entity separate and distinct from First Southern National Bank. The principal sources of First Southern Bancorp's cash flow, including cash flow to pay dividends to its shareholders, are dividends that First Southern National Bank pays to its sole shareholder, First Southern Bancorp. Statutory and regulatory limitations apply to First Southern National Bank's payment of dividends to First Southern Bancorp as well as to First Southern Bancorp's payment of dividends to its shareholders.

     First Southern National Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by its board of directors in any year will exceed (1) the total of the bank's net profits for that year, plus (2) its retained net profits of the preceding two years, less any required transfers to surplus.

     The payment of dividends by First Southern Bancorp and First Southern National Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of its federal bank regulatory agency, First Southern National Bank were engaged in or about to engage in an unsafe or unsound practice, the federal bank regulatory agency could require, after notice and a hearing, that the bank stop or refrain from engaging in the practice. The federal bank regulatory agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIC
Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "-Prompt Corrective Action" above.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

     First Southern Bancorp and First Southern National Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

     -    A bank's loans or extensions of credit to affiliates;

     -    A bank's investment in affiliates;

     - Assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

     - Loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

     - A bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

     The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. First Southern National Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

     First Southern Bancorp and First Southern National Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

     First Southern National Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

PRIVACY

     Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

CONSUMER CREDIT REPORTING

     On December 4, 2003, President Bush signed the Fair and Accurate Credit Transactions Act (the "FAIR Act"), amending the federal Fair Credit Reporting Act (the "FCRA"). These amendments to the FCRA (the "FCRA Amendments") became effective in 2004.

     The FCRA Amendments include, among other things:

     - requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer's credit file stating that the consumer may be the victim of identity theft or other fraud;

     - consumer notice requirements for lenders that use consumer report information in connection with risk-based credit pricing programs;

     - for entities that furnish information to consumer reporting agencies (which includes our banking subsidiary), requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information, and regarding the correction of previously furnished information that is later determined to be inaccurate; and

     - a requirement for mortgage lenders to disclose credit scores to consumers.

     The FCRA Amendments also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the "opt-out"), subject to certain exceptions. We do not share consumer information among our affiliated companies for marketing purposes, except as allowed under exceptions to the notice and opt-out requirements.

ANTI-TERRORISM LEGISLATION

     First Southern National Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"), the Bank Secrecy Act, and rules and regulation of the Office of Foreign Assets Control (the "OFAC"). These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism financing. The bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented procedures and policies to comply with the foregoing rules.

PROPOSED LEGISLATION AND REGULATORY ACTION

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

EFFECT OF GOVERNMENTAL MONETARY POLICIES

     Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

                        SELECTED STATISTICAL INFORMATION

     The responses to this section of Item I are included in First Southern Bancorp's Annual Report to Shareholders under the heading "Selected Financial Data" and are incorporated herein by reference.

ITEM  2.     DESCRIPTION  OF  PROPERTY
--------------------------------------

     Our main office is located at 201 South Main Street, Statesboro, Georgia 30458, in downtown Statesboro. We completed construction of this building at a cost of $2.4 million. Our main office facility is approximately 1,600 square feet and features four drive-through teller windows in addition to one drive-through ATM window.

     In August of 2003, First Southern Bancorp purchased property for a future branch site from FSNB, LLC, a company owned by the directors of First Southern National Bank. The cost of the property was $265,448.17 for 1.102 acres located on Highway 67 in Statesboro, Georgia. The LLC sold the property to the company at its cost.

ITEM  3.     LEGAL  PROCEEDINGS
-------------------------------

     There are no material pending legal proceedings to which First Southern Bancorp is a party or of which any of its properties are subject; nor are there material proceedings known to First Southern Bancorp to be contemplated by any governmental authority; nor are there material proceedings known to First Southern Bancorp, pending or contemplated, in which any director, officer or affiliate or any principal security holder of First Southern Bancorp or any associate of any of the foregoing, is a party or has an interest adverse to First Southern Bancorp.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
------------------------------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM  5.     MARKET  FOR  COMMON  EQUITY,  RELATED STOCKHOLDER MATTERS AND SMALL
--------------------------------------------------------------------------------
BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
----------------------------------------------

     The response to this Item is partially included under the heading "Corporate Information" in First Southern Bancorp's Annual Report to Shareholders and is incorporated herein by reference.

     First Southern Bancorp issued no unregistered securities during the fiscal year ended December 31, 2004. Additionally, First Southern Bancorp did not purchase any shares of its common stock during the fourth quarter of 2004.

     There were approximately 662 shareholders of record of the Company's common stock as of March 15, 2005.

     The response to this item is partially included under the heading "Corporate Information" and in Note 12 to the Company's Audited Financial Statements contained in First Southern Bancorp's Annual Report to Shareholders, which are incorporated herein by reference.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------------
RESULTS  OF  OPERATION
----------------------

     The response to this Item is included in First Southern Bancorp's Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM  7.     FINANCIAL  STATEMENTS
----------------------------------

     The following financial statements are included in First Southern Bancorp's Annual Report to Shareholders and are incorporated herein by reference:

     -    Report of Independent Registered Public Accounting Firm

     -    Consolidated Balance Sheets as of December 31, 2004 and 2003

     - Consolidated Statements of Operations for the years ended December 31, 2004 and 2003

     - Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2004 and 2003

     - Consolidated Statements of Comprehensive Income for the years ended December 31, 2004 and 2003

     - Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003

     -    Notes to Consolidated Financial Statements

ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

     None.


ITEM 8A.     CONTROLS AND PROCEDURES
------------------------------------

     Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures under Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are adequate to ensure that material information relating to First Southern Bancorp, including its consolidated subsidiaries, that is required to be included in its periodic filings with the Securities and Exchange Commission, is timely made know to them. During the quarter ended December 31, 2004 there were no changes in First Southern Bancorp's internal controls that materially affected, or are reasonably likely to materially affect, First Southern
Bancorp's  control  over  financial  reporting.

ITEM 8B.     OTHER INFORMATION
------------------------------

     None.

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
--------------------------------------------------------------------------------
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT
             --------------------------------------------------------

     The responses to this Item are included in First Southern Bancorp's Proxy Statement for the 2005 Annual Meeting of Shareholders under the headings "Proposal 2: Election of Directors-Director Nominees and Continuing Directors," "Information About First Southern and Its Affiliates-Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" and are incorporated herein by reference.

     First Southern Bancorp has a Code of Ethics that applies to First Southern Bancorp's Chief Executive Officer and Principal Financial and Accounting Officer. First Southern Bancorp will provide a copy of the Code of Ethics free of charge to any shareholder upon written request to First Southern Bancorp addressed to Mr. David at 201 South Main Street, Statesboro, Georgia 30458.

ITEM  10.     EXECUTIVE  COMPENSATION
-------------------------------------

     The responses to this Item are included in First Southern Bancorp's Proxy Statement for the 2005 Annual Meeting of Shareholders under the heading "Executive Compensation" and are incorporated herein by reference.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
-------------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

The following table sets forth equity compensation plan information at December 31, 2004.

                              EQUITY COMPENSATION PLAN INFORMATION
-----------------------------------------------------------------------------------------------
                                                                         NUMBER OF SECURITIES
                        NUMBER OF SECURITIES                           REMAINING AVAILABLE FOR
                            TO BE ISSUED          WEIGHTED-AVERAGE      FUTURE ISSUANCE UNDER
                          UPON EXERCISE OF       EXERCISE PRICE OF       EQUITY COMPENSATION
                        OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,       PLANS (EXCLUDING
PLAN CATEGORY            WARRANTS AND RIGHTS    WARRANTS AND RIGHTS           SECURITIES
----------------------  ---------------------  ----------------------  REFLECTED IN COLUMN(a))
                                                                       ------------------------
                                 (a)                    (b)                      (c)

-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
Equity compensation                   137,770  $                10.00                    43,216
plans approved by
security holders(1)
-----------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
Equity compensation                   188,708  $                10.00                         0
plans not approved
by security holders(2)
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
    Total                             326,478  $                10.00                    43,216
----------------------  ---------------------  ----------------------  ------------------------

(1) The number of shares of common stock available under the First Southern Bancorp, Inc. 2002 Stock Incentive Plan is currently 137,770, and it will automatically increase each time we issue additional shares so that it continues to equal 15% of our total outstanding shares.
(2) In connection with our initial public offering in 2001, we issued 188,708 warrants to our organizing directors at an exercise price of $10.00 per share with a term of 10 years. These warrants vest ratably over a period of five years, commencing on the date of completion of the initial public offering. Directors must exercise all warrants exercisable at termination within 120 days of their termination as a director, employee or executive officer. If their warrants are not exercisable at termination, they must exercise those warrants within 120 days of the date upon which those warrants become exercisable.

     Additional information required by this Item is included in First Southern Bancorp's Proxy Statement for the 2005 Annual Meeting of Shareholders under the heading "Stock Ownership by Affiliates" and is incorporated herein by reference.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
----------------------------------------------------------------

     The responses to this Item are included in First Southern Bancorp's Proxy Statement for the 2005 Annual Meeting of Shareholders, under the headings "Related Party Transactions" and "Executive Compensation," and are incorporated herein by reference.

ITEM  13.     EXHIBITS,  LIST  AND  REPORTS  ON  FORM  8-K
----------------------------------------------------------

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

4.2.   Form of certificate of common stock (incorporated by reference as Exhibit 34.2 to the Company's Form SB-
       2 filed with the SEC, File No. 333-66734).

10.1.  Employment Agreement between First Southern Bancorp and F. Thomas David effective as of the opening date of First Southern National Bank (incorporated by reference as Exhibit 10.1 to the Company's Form SB-
       2 filed with the SEC, File No. 333-66734).

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


13.1   First Southern Bancorp 2004 Annual Report to Shareholders.  Except with respect to those portions specifically incorporated by reference into this Report, the Company's 2004 Annual Report to Shareholders
       is not deemed to be filed as part of this Report.

21.1    Subsidiaries of the Company

23.1   Consent of Porter Keadle Moore, LLP.

24.1   Power of Attorney (contained as part of the signature page hereof).

31.1   Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2   Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32     Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002.  This exhibit is not "filed" for purposes of Section 18 of the Securities
       Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and
       Exchange Commission.

(b)  Reports on Form 8-K
     -------------------

     No reports were filed on Form 8-K during the quarter ended December 31, 2004.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
---------------------------------------------------

     The responses to this Item are included in First Southern Bancorp's Proxy Statement for the 2005 Annual Meeting of Shareholders under the heading "Independent Public Accountants" and are incorporated herein by reference.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FIRST  SOUTHERN  BANCORP


Date:  March 15, 2005                 By:    /s/  F.  Thomas David
      ---------------                      -------------------------------------
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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of First Southern Bancorp and in the capacities and on the dates indicated.

Signature                           Title                    Date
---------                           -----                    ----

  /s/ Michael R. Anderson           Director                 March 28, 2005
----------------------------------
Michael R. Anderson


  /s/ F. Thomas David               President and            March 28, 2005
----------------------------------  Chief Executive Officer
F. Thomas David


                                    Director
----------------------------------
Charles A. Deal


  /s/ Charles "Bo" R. Fennell, Jr. Principal Financial and March 28, 2005 ---------------------------------- Accounting Officer
Charles "Bo" R. Fennell, Jr.


                                    Director
----------------------------------
William I. Griffis


                                    Director
----------------------------------
Tracy D. Ham


  /s/ James A. High                 Director                 March 28, 2005
----------------------------------
James A. High

  /s/ W. Pratt Hill, III            Director                 March 28,  2005
----------------------------------
W. Pratt Hill, III


  /s/ Michael R. Kennedy            Director                 March 28,  2005
----------------------------------
Michael R. Kennedy


  /s/ R. Whitman Lord               Director                 March 28,  2005
----------------------------------
R. Whitman Lord


  /s/ Laura T. Marsh                Director                 March 28,  2005
----------------------------------
Laura T. Marsh


  /s/ Jeffrey D. Pope               Director                 March 28, 2005
----------------------------------
Jeffrey D. Pope


  /s/ Ronnie J. Pope                Director                 March 28,  2005
----------------------------------
Ronnie J. Pope


  /s/ Hudson J. Powell, Sr.         Director                 March 28,  2005
----------------------------------
Hudson J. Powell, Sr.


                                    Director
----------------------------------
Lamar O. Reddick


                                    Director
----------------------------------
Devra P. Walker


                                    Director
----------------------------------
L. Anthony Waters, III

                                                     EXHIBIT INDEX


Exhibit
Number                   Description
-------                  -----------

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

13.1     First Southern Bancorp 2004 Annual Report to Shareholders.  Except with respect to those portions specifically incorporated by reference into this Report, the Company's 2004 Annual Report to Shareholders is
         not deemed to be filed as part of this Report.

21.1     Subsidiaries of the Company

23.1     Consent of Porter Keadle Moore, LLP.

24.1     Power of Attorney (contained as part of the signature page hereof).

31.1     Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32       Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-
         Oxley Act of 2002.  This exhibit is not "filed" for purposes of Section 18 of the Securities Exchange Act of
         1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.