Form 10KSB/A
period 2004-12-31
FIRST SOUTHERN BANCORP
filed 2005-04-26
CIK 1156366

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)
(Mark One)

[X]  Annual report under Section 13 or 15(d) of the Securities Exchange Act of
     1934
     For fiscal year ended DECEMBER 31, 2004
                           -----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _____________ to _______________

                        Commission File Number 333-66734

                             FIRST SOUTHERN BANCORP
                             ----------------------
                 (Name of small business issuer in its charter)

                  GEORGIA                               58-2635782
      ------------------------------           ------------------------------
       (State or other Jurisdiction                  (I.R.S. Employer
           of Incorporation or                      Identification No.)
              Organization)


 201 SOUTH MAIN STREET, STATESBORO, GA                      30458
----------------------------------------   -------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

                                 (912) 489-7600
                                 --------------
                 Issuer's Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:     NONE.

Securities registered pursuant to Section 12(g) of the Act:     COMMON STOCK.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenue (total interest income plus noninterest income) for its most recent fiscal year: $4,577,811
                             ----------

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

  Transitional Small Business Disclosure format (check one):     Yes [ ]  No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's 2004 Annual Report to Shareholders for the fiscal year ended December 31, 2004 are incorporated by reference into Parts I and II.

This Amendment No. 1 to the Company's Form 10-KSB for the fiscal year ended December 31, 2004 is being filed to include the information required under Part III of this report.

================================================================================

                                    PART III


ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-------------------------------------------------------------------------
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
            -------------------------------------------------

DIRECTORS

     The board of directors consists of 16 members and is divided into three classes, which are as nearly equal in number as possible. The directors in each class serve for staggered terms of three years each. The term of each class expires at the annual meeting in the years indicated below and upon the election and qualification of their successors. The following table sets forth for each nominee and each continuing director: (a) his or her name; (b) his or her age at December 31, 2004; (c) how long he or she has been a director of the Company;
(d) his or her position(s) with the Company, other than as a director; and (e) his or her principal occupation and business experience for the past five years. Each of the directors listed below is also a director of First Southern National Bank.

                                                   POSITION WITH FIRST SOUTHERN
NAME (AGE)                         DIRECTOR SINCE  AND BUSINESS EXPERIENCE
----------                         --------------  -----------------------
CLASS I DIRECTORS
(Term Expiring 2005):

F. Thomas David (55)                    2001       President and Chief Executive Officer of First Southern
                                                   Bancorp and First Southern National Bank;  President, Sea
                                                   Island Bank from 1993 to 1997; retired from 1997 to 2001

William I. Griffis, CPA (58)            2001       Chairman of the Board of Directors of First Southern; Vice
                                                   President for Advancement at Georgia Southern
                                                   University; President of the Georgia Southern University
                                                   Foundation

R. Whitman Lord, O.D. (53)              2001       Optometrist; President of Lord Eye Centers, Inc.; Editorial
                                                   board member of Optometric Management Magazine

Laura Taulbee March (34)                2001       Partner, Franklin, Taulbee, Rushing, Snipes & Marsh, P.C.,
                                                   Attorneys at Law

Jeffrey D. Pope (41)                    2001       President and co-owner, Pope Construction Co., Inc.


CLASS II DIRECTORS
(Term Expires 2006):

Michael R. Anderson (40)                2001       President, Bulloch County Fertilizer Company, Inc.

Charles A. Deal (63)                    2001       Senior Partner, Cross Creek Farms, an agricultural family
                                                   partnership

James A. High, D.D.S. (58)              2001       Private practitioner in Orthodontics; Assistant Clinical
                                                   Professor of Orthodontics, Medical College of Georgia
                                                   School of Dentistry


                                                   POSITION WITH FIRST SOUTHERN
NAME (AGE)                         DIRECTOR SINCE  AND BUSINESS EXPERIENCE
----------                         --------------  -----------------------

Michael R. Kennedy (63)                 2001       President, Kennedy Industries, Inc., a multi-faceted
                                                   masonry supply and large truck parts and service company
                                                   with ownership interests in 12 ready-mixed concrete plants

Hudson J. Powell, Sr., D.M.D (51)       2001       Private Practitioner in General Dentistry

Devra P. Walker, CPA (44)               2001       Co-Owner of Walker Pharmacy & Gift Shop, Little Doses
                                                   Children's Wear, Brooklet Drug and The Wash Room


CLASS III DIRECTORS
(Term Expires 2007):

Tracy D. Ham (41)                       2001       Head Coach, Clark Atlanta University; President,
                                                   Hambone Enterprises, a marketing firm; Vice President,
                                                   TNT Enterprises, an entity specializing in ownership,
                                                   development and management of commercial property

W. Pratt Hill, III (55)                 2001       Partner in the insurance agencies Lee, Hill & Johnston and
                                                   Lee, Hill & Rowe

Ronnie J. Pope (61)                     2001       President, R.J. Pope Traditional Menswear, Inc.; President,
                                                   Cobblers Bench, Inc.

Lamar O. Reddick (65)                   2001       Registered land surveyor; County Surveyor; Owner from
                                                   1963 to 2002, Lamar O. Reddick & Associates, a land
                                                   surveying firm

L. Anthony Waters, III (46)             2001       Co-owner of L.A. Waters Furniture Co., Inc., operating
                                                   eight furniture and appliance rental stores doing business as Rentown; Partner in Waters Properties, LLP and L.A.
                                                   Waters Partnership, LLP, which own and lease residential,
                                                   farm and commercial property

EXECUTIVE OFFICERS

     F. Thomas David has served as the President and Chief Executive Officer of First Southern Bancorp since 2001 and First Southern National Bank since 2002. Prior to assuming these positions, Mr. David was retired from 1997 to 2001 and served as President of Sea Island Bank from 1993 to 1997.

     Charles R. Fennell, Jr. (35) has served as the Chief Financial Officer of First Southern Bancorp since 2001 and First Southern National Bank since 2002. Prior to assuming these positions, Mr. Fennell served as Chief Financial Officer of Eagle Bank & Trust in Statesboro, Georgia.

     Christopher T. Cliett (43) has served as Senior Vice President and Chief Credit Officer of First Southern Bancorp since 2002 and First Southern National Bank since 2002. Prior to assuming these positions, Mr. Cliett served as City President of BB&T Swainsboro, Georgia from November of 1994 until June of 2001.

AUDIT  COMMITTEE

     The board of directors has established an Audit Committee, which reviews the financial statements and reports of regulatory authorities, evaluates internal accounting controls, determines that all audits and exams required by law are performed, recommends to the board of directors the independent public accountants to be selected to audit First Southern's annual financial statements, and reviews the auditor's audit plans, the results of the audit and management's responses. The board of directors has not adopted a written charter for the Audit Committee. During the fiscal year ended December 31, 2004, the Audit Committee held three meetings.

     The Audit Committee members are Ms. Walker, Mr. High, Mr. Ham and Mr. Powell. Each of these members is an independent director under the National Association of Securities Dealers' listing definition of "independent director." Although none of the Audit Committee members meets the criteria specified under applicable SEC regulations for an "audit committee financial expert," the board believes that each has the financial knowledge, business experience and independent judgment necessary for service on the Audit Committee.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     Section 16 of the Securities Exchange Act requires the Company's officers, directors and greater than 10% shareholders ("Reporting Persons") to file certain reports ("Section 16 Reports") with respect to their beneficial ownership of First Southern securities. Based on the Company's review of the
Section 16 Reports furnished by its Reporting Persons, all of our directors and executive officers, who are listed above, complied with all applicable Section 16(a) filing requirements.

CODE  OF  ETHICS

     First Southern Bancorp has a Code of Ethics that applies to First Southern Bancorp's Chief Executive Officer and Principal Financial and Accounting Officer. First Southern Bancorp will provide a copy of the Code of Ethics free of charge to any shareholder upon written request to First Southern Bancorp addressed to Mr. David at 201 South Main Street, Statesboro, Georgia 30458.


ITEM  10.   EXECUTIVE  COMPENSATION
-----------------------------------

SUMMARY  COMPENSATION  TABLE

     The following table sets forth information concerning compensation for services in all capacities to for the fiscal years 2004, 2003 and 2002 of our President and Chief Executive Officer, Senior Vice President and Chief Credit Officer, and Chief Financial Officer. No other executive officer received a combined payment of salary and bonus in excess of $100,000 for services rendered to the Company during 2004.

                                               Annual Compensation
                                       -------------------------------------
                                          Salary      Bonus        Other
Name and Position                Year       ($)        ($)          ($)
----------------------------------------------------------------------------

F. Thomas David,                   2004  $ 135,000  $  47,000   $  1,000 (1)
President and Chief Executive      2003    130,000     20,000      1,000
Officer                            2002    115,200          0      1,000

Christopher T. Cliett,             2004  $  97,600  $  20,000          0
Senior Vice President and          2003     94,000     15,000          0
Chief Credit Officer               2002     85,000          0          0

Charles R. Fennell, Jr.,           2004  $  80,000  $  16,000          0
Chief Financial Officer            2003     71,000     11,000          0
                                   2002     65,000          0          0

________________
(1) Represents premiums paid on term life insurance for the benefit of the named officer.

     We have omitted information on "perks" and other personal benefits because the aggregate value of these items does not meet the minimum amount required for disclosure under the Securities and Exchange Commission regulations.

OPTION  GRANTS  IN  FISCAL  YEAR  2004

     The Company did not grant any stock options to the named executive officers during fiscal year 2004. The Company has no outstanding stock appreciation rights and granted no stock appreciation rights during fiscal year 2004.

FISCAL  YEAR-END  OPTION  VALUES

     The following table presents information regarding the value of our named executive officers' unexercised options held at December 31, 2004. No options were exercised by our named officers in 2004.

                                                                              Value of Unexercised
                          Shares                 Number of Unexercised            In-the-Money
                         Acquired                      Options at                  Options at
                            On        Value         Fiscal Year End             Fiscal Year End
                         Exercise   Realized              (#)                         ($)
       Name                 (#)        ($)     Exercisable/Unexercisable   Exercisable/Unexercisable
       ----                 ---        ---     --------------------------  --------------------------
F. Thomas David              -          -           30,651 / 15,326                  - / -

Christopher T. Cliett        -          -            7,356 / 11,035                  - / -

Charles R. Fennell, Jr.      -          -            7,356 / 11,035                  - / -

     No public market exists for our common stock, and the Company is unaware of any trades in its common stock since the close if its initial public offering in 2002. Therefore, we calculated the in-the-money value of unexercised options at fiscal year end based on the public offering price of $10.00 per share. Since the exercise price is also equal to $10.00, the in-the-money value of the unexercised options at December 31, 2004 is zero.

EMPLOYMENT  AGREEMENTS

     On February 5, 2002, the Company and the Bank entered into employment agreements with Mr. David as the President and Chief Executive Officer of the Company and the Bank; Mr. Cliett as the Chief Credit Officer of the Company and the Bank; and Mr. Fennell as Chief Financial Officer of the Company and the Bank. The agreements provide for an initial term of three years, to be extended automatically at the end of each year for an additional year so that the remaining term of each agreement will continue to be three years. The agreements provide for initial annual base salaries of $115,200, $85,000 and $65,000 per year for Messrs. David, Cliett and Fennell, respectively. Their current salaries under the agreements are $140,400, $105,000 and $90,000 for Messrs. David, Cliett and Fennell, respectively.

     Pursuant to the agreements, compensation is reviewed annually by the board of directors and may be increased from time to time based on the board's recommendation. Mr. David is eligible to receive a bonus equal to up to 5% of the greater of the Bank's net pre-tax income for the preceding fiscal year if the bank achieves certain performance levels established by the board of directors. Mr. Cliett and Mr. Fennell are also eligible to receive cash bonuses based upon achievement criteria established by the board of directors. Additionally, the executives may participate in our health, disability, life insurance and other benefit programs.

     The agreements prohibit the executives during their employment and for a period of 24 months following the termination of employment (except for termination that is without cause) from soliciting customers or employees of the Bank for any competing business enterprise or competing with the Bank by serving as an organizer, director, officer, consultant or greater than 1% shareholder of any depository financial institution or holding company within our territory.

DIRECTOR  COMPENSATION

     Our bylaws permit our directors to receive reasonable compensation as determined by a resolution of the Board of Directors. During the last fiscal year, the directors were not compensated for their services as directors of the Company or as members of committees of the Company's or the Bank's boards of directors. However, we may, pursuant to our bylaws, begin to compensate our directors at some time in the future.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------
            AND RELATED STOCKHOLDER MATTERS
            -------------------------------

     The following table sets forth the number and the percentage ownership of shares of First Southern common stock beneficially owned by each director, executive officer, and 5% shareholder of First Southern and by all directors and executive officers as a group as of March 31, 2005. The address for each of the directors and executive offices listed below is c/o First Southern National Bank, 201 South Main Street, Statesboro, Georgia 30458.

     Under SEC rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power" which includes the power to dispose or to direct the disposition of such security. The number of shares beneficially owned also includes any shares the person has the right to acquire within the next 60 days (in this case, pursuant to the exercise of options). Unless otherwise indicated, each person is the record owner of and has sole voting and investment power over his or her shares.

                                               Shares
                                             Subject to
                                              Warrants
                                             and Options
                                  Number of  Exercisable                    Percent
                                   Shares     within 60   Aggregate         -------
           Name                     Owned       Days      Ownership  Beneficial Ownership
           ----                     -----       ----      ---------  ---------------------
Michael R. Anderson (1)              10,300        3,000     13,300                   1.4%
Christopher T. Cliett (2)            25,140       16,035     41,175                   4.4%
F. Thomas David (3)                  50,500       60,977    111,477                  11.4%
Charles A. Deal                      22,500        6,750     29,250                   3.2%
Charles Robert Fennell, Jr.           2,000       11,035     13,035                   1.4%
William I. Griffis                   25,000       13,017     38,017                   4.1%
Tracy Ham                            10,750        3,225     13,975                   1.5%
James A. High                        12,500        3,750     16,250                   1.8%
W. Pratt Hill, III                   25,000        7,500     32,500                   3.5%
Michael R. Kennedy (4)               15,500        3,750     19,250                   2.1%
R. Whitman Lord                      40,000       12,000     52,000                   5.6%
Laura T. Marsh                        8,000        2,400     10,400                   1.1%
Jeffrey T. Pope(5)                   69,000       20,100     89,100                   9.5%
Ronnie J. Pope                       27,500        8,250     35,750                   3.8%
Hudson J. Powell, Sr.                10,000        3,000     13,000                   1.4%
Lamar O. Reddick                     13,500        4,050     17,550                   1.9%
Devra P. Walker                      10,500        3,150     13,650                   1.5%
L. Anthony Waters, III (6)           16,400        4,800     21,200                   2.3%

ALL DIRECTORS AND EXECUTIVE
OFFICERS AS A GROUP (18 PERSONS)    394,090      186,789    580,879                  52.5%

_______________

(1) Includes 300 shares held as custodian for child and 3,400 shares held in an IRA account.
(2) Includes 100 shares held as custodian for son and 40 shares held as custodian for nephew.
(3) Includes 100 shares held jointly with wife and 400 shares held as custodian for daughter.
(4) Includes 2,500 shares held by wife and 500 shares held jointly with son.
(5)  Includes 2,000 shares held by spouse in spouse's IRA account.
(6)  Includes 400 shares held as custodian for son.

ITEM  12.   CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
--------------------------------------------------------------

     From time to time our directors, officers and their affiliates, including members of their families or businesses and other organizations with which they are associated, may have banking transactions in the ordinary course of business with the Bank. The Bank's policy is that any loans or other transactions with those persons or entities (a) are made in accordance with applicable law and the Bank's lending policies, (b) are made on substantially the same terms, including price, interest rates and collateral, as those prevailing at the time for comparable transactions with other unrelated parties of similar standing, and
(c) do not involve more than the normal risk of collectibility or present other unfavorable features to the Company and the Bank. In addition, all future transactions with our directors, officers and their affiliates are intended to be on terms no less favorable than could be obtained from an unaffiliated third party, and must be approved by a majority of our directors, including a majority of the directors who do not have an interest in the transaction.


ITEM  13.   EXHIBITS,  LIST  AND  REPORTS  ON  FORM  8-K
--------------------------------------------------------

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

     10.3.   Employment Agreement between First Southern Bancorp and Charles R. Fennell, Jr. effective as of June 1,
             2001 (incorporated by reference as Exhibit 10.3 to the Company's Form SB-2 filed with the SEC, File No.
             333-66734).

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

(b)  Reports  on  Form  8-K
     ----------------------

     No reports were filed on Form 8-K during the quarter ended December 31, 2004.


ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------------------------------------------------

     First Southern has selected the accounting firm of Porter Keadle Moore, LLP ("PKM") to serve as independent accountants of the Company for the fiscal year ending December 31, 2005. PKM has served as the Company's independent accountant for the years ended December 31, 2004, 2003 and 2002. We do not expect a representative of the firm to be present at the annual meeting.

     The following table sets forth the fees billed to First Southern for the years ended December 31, 2004 and 2003 by PKM:

                     2004     2003
                    -------  ------
Audit fees          $42,900  38,008
Audit-related fees        -       -
Tax fees              3,500   3,400
All other fees       46,400       -
                    -------  ------
   Total Fees       $92,800  41,408
                    =======  ======

AUDIT FEES

     Audit fees represent fees billed by PKM for professional services rendered in connection with the (1) audit of the Company's annual financial statements for 2004 and 2003, and (2) review of the financial statements included in the Company's quarterly filings on Form 10-QSB and annual filings on Form 10-KSB.

AUDIT-RELATED FEES

     PKM billed no fees for audit related services during 2004 or 2003.

TAX FEES

     Tax fees represent the aggregate fees billed in each of the last two fiscal years for professional services rendered by PKM for tax compliance and tax consultation.

ALL OTHER FEES

     This category includes the aggregate fees billed for all other services, exclusive of fees disclosed above, rendered to us by PKM during the fiscal years ended December 31, 2004 and 2003. PKM billed no other fees during 2004 and 2003.

     The fees billed by PKM are pre-approved by the Audit Committee of the Company in accordance with the policies and procedures for the Audit Committee. The Audit Committee pre-approves all audit and non-audit services provided by the Company's independent auditors and may not engage the independent auditors to perform any prohibited non-audit services. For 2004, 100% of the fees incurred were pre-approved.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FIRST  SOUTHERN  BANCORP


Date: April 25, 2005             By:   /s/ F. Thomas David
                                      ----------------------------------------
                                      F. Thomas David
                                      President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of First Southern Bancorp and in the capacities and on the dates indicated.

Signature                           Title                    Date
---------                           -----                    ----

*                                   Director                 April 25, 2005
----------------------------------
Michael R. Anderson


 /s/ F. Thomas David                President and            April 25, 2005
----------------------------------  Chief Executive Officer
F. Thomas David


*                                   Director                 April 25, 2005
----------------------------------
Charles A. Deal


 /s/ Charles "Bo" R. Fennell, Jr.   Principal Financial and  April 25, 2005
----------------------------------  Accounting Officer
Charles "Bo" R. Fennell, Jr.


*                                   Director                 April 25, 2005
----------------------------------
William I. Griffis


*                                   Director                 April 25, 2005
----------------------------------
Tracy D. Ham


*                                   Director                 April 25, 2005
----------------------------------
James A. High


*                                   Director                 April 25, 2005
----------------------------------
W. Pratt Hill, III


*                                   Director                 April 25, 2005
----------------------------------
Michael R. Kennedy


*                                   Director                 April 25, 2005
----------------------------------
R. Whitman Lord


*                                   Director                 April 25, 2005
----------------------------------
Laura T. Marsh


*                                   Director                 April 25, 2005
----------------------------------
Jeffrey D. Pope


*                                   Director                 April 25, 2005
----------------------------------
Ronnie J. Pope


*                                   Director                 April 25, 2005
----------------------------------
Hudson J. Powell, Sr.


*                                   Director                 April 25, 2005
----------------------------------
Lamar O. Reddick


*                                   Director                 April 25, 2005
----------------------------------
Devra P. Walker


*                                   Director                 April 25, 2005
----------------------------------
L. Anthony Waters, III

---------------------------------------
* By:   /s/ F. Thomas David
       ---------------------------
         F. Thomas David
         As Attorney-in-Fact

                                                       EXHIBIT INDEX


Exhibit
Number   Description
-------  -----------
3.1      Articles of Incorporation (incorporated by reference as Exhibit 3.1 to the Company's Form SB-2 filed with the
         SEC, File No. 333-66734).

3.2      Bylaws (incorporated by reference as Exhibit 3.2 to the Company's Form SB-2 filed with the SEC, File No. 333-
         66734).

4.1      See Exhibits 3.1 and 3.2 for provisions in First Southern Bancorp's Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference as Exhibit 4.1 to the Company's Form SB-2 filed with the SEC, File No. 333-66734).

4.2      Form of certificate of common stock (incorporated by reference as Exhibit 34.2 to the Company's Form SB-2 filed with the SEC, File No. 333-66734).

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

10.3     Employment Agreement between First Southern Bancorp and Charles R. Fennell, Jr. effective as of June 1, 2001
         (incorporated by reference as Exhibit 10.3 to the Company's Form SB-2 filed with the SEC, File No. 333-66734).

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