Form 10QSB
period 2005-03-31
FIRST SOUTHERN BANCORP
filed 2005-05-16
CIK 1156366

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

                                       OR

             [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from            to
                                            ----------    ----------

                        Commission File Number 333-66734
                        --------------------------------

                             First Southern Bancorp
                             ----------------------
             (Exact name of registrant as specified in its charter)


        Georgia                                          58-2635782
------------------------------------------  ------------------------------------
(State of Jurisdiction of                   (I.R.S. Employer Identification No.)
Incorporation or organization)

201 South Main Street, Statesboro, Georgia                  30458
------------------------------------------  ------------------------------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 920,547 shares of common stock, $.01 par value per share, issued and outstanding as of May 10, 2005.

     Transitional Small Business Disclosure Format (check one): YES [_]  NO [XX]

                                            FIRST SOUTHERN BANCORP

                                                    INDEX


                                                                                                     Page No.
                                                                                                     --------
PART I       FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Balance Sheet (unaudited) at March 31, 2005                                       3

             Consolidated Statements of Earnings (unaudited) for the Three
               Months Ended March 31, 2005 and 2004                                                         4

             Consolidated Statements of Comprehensive Income (unaudited) for the
               Three Months Ended March 31, 2005 and 2004                                                   5

             Consolidated Statements of Cash Flows (unaudited) for the Three
               Months Ended March 31, 2005 and 2004                                                         6

             Notes to Consolidated Financial Statements (unaudited)                                         7

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations          9

    Item 3.  Controls and Procedures                                                                       15

PART II.     OTHER INFORMATION

    Item 1.  Legal Proceedings                                                                             15

    Item 2.  Changes in Securities                                                                         15

    Item 3.  Defaults Upon Senior Securities                                                               15

    Item 4.  Submission of Matters to a Vote of Security Holders                                           15

    Item 5.  Other Information                                                                             15

    Item 6.  Exhibits                                                                                      15

                             FIRST SOUTHERN BANCORP

                         PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             FIRST SOUTHERN BANCORP
                           Consolidated Balance Sheet

                                 March 31, 2005
                                   (Unaudited)


                                     Assets
                                     ------
Cash and due from banks                                        $ 2,714,542
Federal funds sold                                               5,528,000
                                                               ------------

    Cash and cash equivalents                                    8,242,542

Investment securities available-for-sale                         6,765,142
Other investments                                                  533,700
Loans, net                                                      74,385,754
Premises and equipment, net                                      3,001,854
Accrued interest receivable and other assets                     1,687,295
                                                               ------------

                                                               $94,616,287
                                                               ============

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Liabilities:
  Deposits:
    Noninterest-bearing                                        $ 8,263,097
    Interest-bearing                                            74,404,910
                                                               ------------

    Total deposits                                              82,668,007

  Federal Home Loan Bank advance                                 3,000,000
  Accrued interest payable and other liabilities                   472,987
                                                               ------------

    Total liabilities                                           86,140,994
                                                               ------------

Commitments

Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 authorized;
    no shares issued and outstanding
  Common stock, $.01 par value; authorized                           9,205
    10,000,000 shares; 920,547 shares issued and outstanding
  Additional paid-in capital                                     9,125,765
  Accumulated deficit                                             (580,629)
  Accumulated other comprehensive income (loss)                    (79,048)
                                                               ------------

    Total stockholders' equity                                   8,475,293
                                                               ------------

                                                               $94,616,287
                                                               ============


See accompanying notes to unaudited consolidated financial statements.

                             FIRST SOUTHERN BANCORP

                       Consolidated Statements of Earnings

               For the Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)


                                                          2005        2004
                                                       ----------  ----------
Interest income:
  Interest and fees on loans                           $1,204,370     767,170
  Interest on investment securities                        57,687      28,214
  Other interest income                                    38,493       8,522
                                                       ----------  ----------

  Total interest income                                 1,300,550     803,906
                                                       ----------  ----------


Interest expense on deposits                              406,830     202,926
Interest expense on other borrowings                       15,740           -
                                                       ----------  ----------

  Total interest expense                                  422,570     202,926
                                                       ----------  ----------

  Net interest income                                     877,980     600,980

Provision for loan losses                                  75,000     119,090
                                                       ----------  ----------

  Net interest income after provision for loan losses     802,980     481,890
                                                       ----------  ----------

Other income:
  Service charges on deposit accounts                      82,426      80,740
  Residential mortgage origination fees                    69,610      64,442
  Other                                                     8,868      16,392
                                                       ----------  ----------

    Total other income                                    160,904     161,574
                                                       ----------  ----------

Other expense:
  Salaries and other personnel expense                    335,157     290,242
  Net occupancy and equipment expense                      92,027      64,549
  Other operating expense                                 309,730     260,783
                                                       ----------  ----------

    Total other expense                                   736,914     615,574
                                                       ----------  ----------

    Earnings before income taxes                          226,970      27,890

Income tax expense                                         80,500           -
                                                       ----------  ----------

    Net earnings                                       $  146,470      27,890
                                                       ==========  ==========

    Basic and diluted earnings per share               $     0.16         .03
                                                       ==========  ==========


See accompanying notes to unaudited consolidated financial statements.

                                  FIRST SOUTHERN BANCORP

                     Consolidated Statements of Comprehensive Income

                    For the Three Months Ended March 31, 2005 and 2004
                                       (Unaudited)


                                                                        2005       2004
                                                                      ---------  --------
Net earnings                                                          $146,470     27,890

Other comprehensive income (loss), net of tax of $32,054 and $7,954, consisting of unrealized gains (losses) on investment securities
  available-for-sale                                                   (52,298)    12,977
                                                                      ---------  --------

Comprehensive income                                                  $ 94,172     40,867
                                                                      =========  ========


See accompanying notes to unaudited consolidated financial statements.

                                         FIRST SOUTHERN BANCORP

                                  Consolidated Statements of Cash Flows
                           For the Three Months Ended March 31, 2005 and 2004
                                               (Unaudited)


                                                                                   2005         2004
                                                                               ------------  -----------
Cash flows from operating activities:
  Net earnings                                                                 $   146,470       27,890
    Adjustments to reconcile net earnings to
      net cash provided (used) by operating activities:
        Provision for loan losses                                                   75,000      119,090
        Depreciation, amortization and accretion                                    33,868       53,434
        Change in other                                                           (289,047)    (142,492)
                                                                               ------------  -----------

          Net cash provided (used) by operating activities                         (33,709)      57,922
                                                                               ------------  -----------

Cash flows from investing activities:
  Proceeds from maturity and call of investment securities available-for-sale      507,474      662,415
  Purchases of investment securities available-for-sale                            (84,352)           -
  Purchases of other investments                                                  (109,350)     (11,800)
  Net change in loans                                                           (4,209,168)  (6,661,341)
  Purchases of premises and equipment                                              (18,936)    (130,260)
                                                                               ------------  -----------

          Net cash used by investing activities                                 (3,914,332)  (6,140,986)
                                                                               ------------  -----------

Cash flows from financing activities consisting of
  net change in deposits                                                        (1,606,184)   1,219,717
                                                                               ------------  -----------

Net change in cash and cash equivalents                                          5,554,225   (4,863,347)

Cash and cash equivalents at beginning of the period                            13,796,767    9,205,162
                                                                               ------------  -----------

Cash and cash equivalents at end of the period                                 $ 8,242,542    4,341,815
                                                                               ============  ===========

Noncash investing activities:
  Change in unrealized gain/loss on securities
    available-for-sale, net of tax                                             $   (52,298)      12,977


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

     The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of March 31, 2005 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The financial information as of December 31, 2004 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 2004 Form 10-KSB.

(2)  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The Company's significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2004 as filed on our annual report on Form 10-KSB.

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

     The Company believes that the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events and conditions, and other factors affecting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management's estimates provided in our consolidated financial statements. Refer to the portion of management's discussion and analysis of financial condition and results of operations that addresses the allowance for loan losses for a more complete discussion of the Company's processes and methodology for determining the allowance for loan losses.

(3)  EARNINGS PER SHARE

     Net earnings per common share are based on the weighted average number of common shares outstanding during each period. Basic and diluted earnings per share are calculated based on weighted average shares outstanding of 920,547 for the three months ended March 31, 2005 and 2004.

                             FIRST SOUTHERN BANCORP

(4)  STOCK-BASED COMPENSATION

     The Company sponsors stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financing Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the three months ended March 31, 2005 and 2004.

                                                    2005       2004
                                                  ---------  ---------
Net earnings as reported                          $146,470     27,890

Deduct: Total stock-based employee compensation
  expense determined under fair-value based
  method for all awards                            (23,356)   (49,894)
                                                  ---------  ---------

Pro forma net earnings (loss)                     $123,114    (22,004)
                                                  =========  =========
Basic and diluted earnings (loss) per share:

  As reported                                     $    .16        .03
                                                  =========  =========

  Pro forma                                       $    .13       (.02)
                                                  =========  =========

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

               For the Three Months Ended March 31, 2005 and 2004

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

This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," and "intend," as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

     - significant increases in competitive pressure in the banking and financial services industries;
     - changes in the interest rate environment which could reduce anticipated or actual margins;
     - changes in political conditions or the legislative or regulatory environment;
     - general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
     -    changes occurring in business conditions and inflation;
     -    changes in technology;
     -    the level of allowance for loan loss;
     -    the rate of delinquencies and amounts of charge-offs;
     -    the rates of loan growth;
     - adverse changes in asset quality and resulting credit risk-related losses and expenses;
     -    changes in monetary and tax policies;
     - loss of consumer confidence and economic disruptions resulting from terrorist activities;
     -    changes in the securities markets; and
     - other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.


RESULTS OF OPERATIONS
---------------------

NET INTEREST INCOME
-------------------

For the three months ended March 31, 2005, net interest income totaled $878,000 as compared to $601,000 for the same period in 2004. Interest income from loans, including fees increased $437,000 or 57% to $1,204,000 for the three months ended March 31, 2005 while income from investment securities increased by $29,000 or 104% to $58,000. Interest expense totaled $423,000 for the three months ended March 31, 2005 compared to $203,000 in 2004. The increase in net interest income is due to the overall growth of the bank. The net interest margin realized on earning assets and the interest rate spread were 4.08% and 3.75%, respectively, for the three months ended March 31, 2005. For the three months ended March 31, 2004, the net interest margin was 4.26% and the interest rate spread was 3.34%.

INTEREST RATE SENSITIVITY AND ASSET LIABILITY MANAGEMENT
--------------------------------------------------------

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

INTEREST RATE SENSITIVITY AND ASSET LIABILITY MANAGEMENT, CONTINUED
-------------------------------------------------------------------

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the bank's net interest income in general terms during periods of movement in interest rates. In general, if the bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At March 31, 2005, the bank, as measured by Gap, is in an asset sensitive position. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. For more information on asset-liability management, see the annual report of Form 10-KSB filed with the Securities and Exchange Commission.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
---------------------------------------

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision charged to expense was $75,000 for the three months ended March 31, 2005 as compared to $119,000 for the three months ended March 31, 2004. The decrease in the provision was due to a higher loan origination volume throughout the first quarter of 2004. The allowance for loan losses was 1.38% of gross loans at March 31, 2005. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

NONINTEREST INCOME
------------------

Noninterest income for the three months ended March 31, 2005 totaled $161,000 as compared to $162,000 for the three months ended March 31, 2004. Noninterest income for the first quarter of 2005 showed little change compared to first quarter of 2004. Mortgage fee income, the largest segment of noninterest income, remained approximately the same. Service charges also remained similar to a year ago despite continued growth due to the introduction of our free checking account product.

NONINTEREST EXPENSE
-------------------

Total noninterest expense for the three months ended March 31, 2005 was $737,000 as compared to $616,000 for the same period in 2004. Salaries and benefits, the largest component of noninterest expense, totaled $335,000 for the three months ended March 31, 2005, compared to $290,000 for the same period a year ago. These increases were due to normal salary increases and additional personnel. Other operating expenses were $310,000 for the three months ended March 31, 2005 as compared to $261,000 for the three months ended March 31, 2004. These increases in noninterest expenses are due to the continued growth of the bank.

INCOME TAXES
------------
During the quarter ended March 31, 2005, we recognized $80,500 of income tax expense, which represents an effective tax rate of 35%.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS, CONTINUED

NET EARNINGS
------------

The combination of the above factors resulted in net earnings of $146,000 for the three months ended March 31, 2005 compared to net earnings for the three months ended March 31, 2004 of $28,000. Basic and diluted earnings per share were $0.16 for the three months ended March 31, 2005 compared to basic and diluted earnings per share of $.03 for the same period in 2004.

ASSETS AND LIABILITIES
----------------------

During the first three months of 2005, total assets decreased $1,453,000, or 1.5%, when compared to December 31, 2004. The primary changes in assets were loans, which increased $4,176,000, or 5.5%, during the first three months of 2005 and Federal funds sold which decreased by $1,558,000 or 28.2% during the first quarter of 2005. Investment securities available-for-sale decreased $507,000 from December 31, 2004 to $6,765,000 at March 31, 2005. Total deposits decreased $1,606,000, or 1.9%, from the December 31, 2004 amount of $84,274,000.

INVESTMENT SECURITIES
---------------------

Investment securities available-for-sale decreased $507,000 from $7,273,000 at December 31, 2004 to $6,765,000 at March 31, 2005. This decrease was the result of funds being invested in loans. All of the Bank's marketable investment securities were designated as available-for-sale at March 31, 2005.

PREMISES AND EQUIPMENT
----------------------

Premises and equipment, net of depreciation, totaled $3,002,000 at March 31, 2005. The decrease of $15,000 from the December 31, 2004 amount of $3,017,000 was due to minor additional fixed asset purchases during the first quarter of 2005, offset by depreciation.

LOANS
-----

Gross loans totaled $75,428,000 at March 31, 2005, an increase of $4,176,000 or 5.9% since December 31, 2004. The largest increase in loans was in real estate - mortgage, which increased $5,812,000 or 12.8% to $51,229,000 at March 31, 2005.
Balances within the major loans receivable categories as of March 31, 2005 and December 31, 2004 are as follows:

                                          March 31, 2005    December 31, 2004
                                        ------------------  -----------------
Commercial, financial and agricultural  $       12,085,577         11,396,239
Real estate - construction                       5,614,439          8,049,926
Real estate - mortgage                          51,228,971         45,417,234
Consumer and other                               6,498,543          6,388,187
                                        ------------------  -----------------
                                                75,427,530         71,251,586

Less allowance for loan losses                   1,041,776          1,000,000
                                        ------------------  -----------------
                                        $       74,385,754         70,251,586
                                        ==================  =================

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS, CONTINUED

ALLOWANCE FOR LOAN LOSSES
-------------------------

Activity in the Allowance for Loan Losses is as follows:

                                                              March 31,
                                                              ---------
                                                          2005          2004
                                                      ------------  ------------
Balance, January 1,                                   $ 1,000,000   $   673,000
Provision for loan losses for the period                   75,000       119,000
Net loans (charged off) recovered for the period          (33,224)       (7,000)
                                                      ------------  ------------

Balance, end of period                                $ 1,041,776   $   785,000
                                                      ============  ============

Gross loans outstanding, end of period                $75,427,530   $52,204,000
                                                      ============  ============

Allowance for loan losses to gross loans outstanding         1.38%         1.50%
                                                      ============  ============

DEPOSITS
--------

At March 31, 2005, total deposits decreased by $1,606,000, or 1.9% from December 31, 2004. Noninterest-bearing demand deposits increased $1,808,000 or 28% and interest-bearing deposits decreased $3,414,000 or 4%.

Balances within the major deposit categories as of March 31, 2005 and December 31, 2004 as follows:

                                             March 31, 2005    December 31, 2004
                                           ------------------  -----------------
Noninterest-bearing demand deposits        $        8,263,097          6,455,161
Interest-bearing demand deposits                   27,314,248         32,006,220
Savings deposits                                    2,209,235          2,013,546
Certificates of deposit $100,000 and over          26,630,542         23,883,950
Other time deposits                                18,250,885         19,915,314
                                           ------------------  -----------------

                                           $       82,668,007         84,274,191
                                           ==================  =================

LIQUIDITY
---------

Our liquidity needs include the funding of loans and the purchases of operating assets. Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts.

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

LIQUIDITY, CONTINUED
--------------------

Collateral held for commitments to extend credit varies but may include certificates of deposit, accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of March 31, 2005:

Commitments to extend credit               $9,376,000
Standby letters of credit                  $        -

Although the bank's loan portfolio is diversified, a substantial portion of its borrowers' ability to honor the terms of their loans is dependent on the economic conditions in Bulloch County and surrounding areas. Management is not aware of any other significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions.

We also have obtained lines of credit available with correspondent banks to purchase federal funds for periods from one to fourteen days. We have also established a line of credit with the Federal Home Loan Bank of Atlanta. This line of credit is collateralized by a portion of the bank's real estate loan portfolio and totaled $10,000,000 as of March 31, 2005, of which $3,000,000 was drawn upon. Future use of the FHLB of Atlanta is expected for funding and liquidity as those needs arise.

CAPITAL RESOURCES
-----------------

Total shareholders' equity increased from $ 8,381,000 at December 31, 2004 to $8,475,000 at March 31, 2005. This increase was attributable to net earnings for the period, partially offset by a decrease in accumulated other comprehensive income.

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

Under the capital adequacy guidelines, capital is classified into two tiers. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. The qualifying capital base for purposes of the risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio. The bank exceeded the minimum capital requirements set by the regulatory agencies at March 31, 2005. Below is a table that reflects the leverage and risk-based regulatory capital ratios of the bank at March 31, 2005.

Tier 1 capital (to risk-weighted assets)   9.56%
Total capital (to risk-weighted assets)   10.82%
Tier 1 capital (to total average assets)   8.35%

REGULATORY MATTERS
------------------

From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 3.   CONTROLS AND PROCEDURES
---------------------------------

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2005. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.   CHANGES  IN  SECURITIES

     (a)  Not  applicable
     (b)  Not  applicable
     (c)  Not  applicable
     (d)  Not  applicable
     (e)  Not  applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to security holders for a vote during the three months ended March 31, 2005.

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

                                          FIRST SOUTHERN BANCORP


Dated:  May 12, 2005                      By:  /s/ F. THOMAS DAVID
                                             -----------------------------------
                                             F. Thomas David
                                             President, Chief Executive Officer
                                             and Director




Dated:  May 12, 2005                      By:  /s/ CHARLES ROBERT FENNELL, JR.
                                             -----------------------------------
                                             Charles Robert Fennell, Jr.
                                             Chief Financial Officer and
                                             Principal Accounting Officer

                                  EXHIBIT INDEX


Exhibit Number  Description

31.1            Rule 13a-14(a) Certification of the Chief Executive Officer

31.2            Rule 13a-14(a) Certification of the Chief Financial Officer

32              Section 1350 Certifications