Form 10QSB
period 2005-06-30
FIRST SOUTHERN BANCORP
filed 2005-08-11
CIK 1156366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2005

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                        Commission File Number 000-50259
                        --------------------------------

                             First Southern Bancorp
                             ----------------------
             (Exact name of registrant as specified in its charter)

           Georgia                                       58-2635782
   ---------------------------              ------------------------------------
   (State of Jurisdiction of                (I.R.S. Employer Identification No.)
   Incorporation or organization)


   201 South Main Street, Statesboro, Georgia                30458
   -----------------------------------------------     -----------------------
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

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 of 15(d) during the past 12 months (or such shorter period that the registrant was requited to file such report), and (2) has been subject to such
filing requirements for the past 90 days. YES XX   NO
                                              --      --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 920,547 shares of common stock, $.01 par value per share, issued and outstanding as of August 5, 2005.

     Transitional Small Business Disclosure Format (check one): YES    NO XX
                                                                    --    --

                                         FIRST SOUTHERN BANCORP

                                                  INDEX

                                                                                                   Page No.
                                                                                                   --------
PART I         FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Consolidated Balance Sheet (unaudited) at June 30, 2005                                  3

               Consolidated Statements of Earnings (unaudited) for the Three and Six
                 Months Ended June 30, 2005 and 2004                                                    4

               Consolidated Statements of Comprehensive Income (unaudited) for the
                 Six Months Ended June 30, 2005 and 2004                                                5

               Consolidated Statements of Cash Flows (unaudited) for the Six
                 Months Ended June 30, 2005 and 2004                                                    6

               Notes to Consolidated Financial Statements (unaudited)                                   7

    Item 2.    Management's Discussion & Analysis of Financial Condition and Results of Operations      9

    Item 3.    Controls and Procedures                                                                 15

PART II.       OTHER INFORMATION

    Item 1.    Legal Proceedings                                                                       16

    Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                             16

    Item 3.    Defaults Upon Senior Securities                                                         16

    Item 4.    Submission of Matters to a Vote of Security Holders                                     16

    Item 5.    Other Information                                                                       16

    Item 6.    Exhibits                                                                                16

                             FIRST SOUTHERN BANCORP

                         PART I.  FINANCIAL INFORMATION

     ITEM  1.     FINANCIAL  STATEMENTS

                             FIRST SOUTHERN BANCORP
                           Consolidated Balance Sheet
                                  June 30, 2005
                                   (Unaudited)

                                     Assets
                                     ------
Cash and due from banks                                       $  4,168,424
Federal funds sold                                               2,345,000
                                                              -------------

    Cash and cash equivalents                                     6,513,424

Investment securities available-for-sale                        11,048,732
Other investments                                                  758,700
Loans, net                                                      83,189,367
Premises and equipment, net                                      3,001,479
Accrued interest receivable and other assets                     1,561,502
                                                              -------------

                                                              $106,073,204
                                                              =============

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Liabilities:
  Deposits:
    Noninterest-bearing                                        $  8,067,951
    Interest-bearing                                             80,693,206
                                                              -------------

    Total deposits                                               88,761,157

  Federal Home Loan Bank advances                                 8,000,000
  Accrued interest payable and other liabilities                    642,164
                                                              -------------

    Total liabilities                                            97,403,321
                                                              -------------

Commitments

Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 authorized;
    no shares issued and outstanding                                      -
  Common stock, $.01 par value; authorized
    10,000,000 shares; 920,547 shares issued and outstanding          9,205
  Additional paid-in capital                                      9,125,765
  Accumulated deficit                                              (417,908
  Accumulated other comprehensive income (loss)                     (47,179
                                                              -------------

    Total stockholders' equity                                    8,669,883
                                                              -------------

                                                              $106,073,204
                                                              =============

See accompanying notes to unaudited consolidated financial statements.

                                FIRST SOUTHERN BANCORP

                          Consolidated Statements of Earnings

               For the Three and Six Months Ended June 30, 2005 and 2004
                                      (Unaudited)

                                                Three Months          Six Months
                                               Ended June 30,       Ended June 30,
                                           --------------------  ---------------------
                                              2005       2004       2005       2004
                                           -----------  -------  ----------  ---------
Interest income:
  Interest and fees on loans               $1,368,237   856,461  2,572,607   1,623,631
  Interest on investment securities            82,454    30,867    140,141      59,081
  Other interest income                        50,223     5,458     88,716      13,980
                                           -----------  -------  ----------  ---------

  Total interest income                     1,500,914   892,786  2,801,464   1,696,692
                                           -----------  -------  ----------  ---------

Interest expense:
  Interest expense on deposits                498,429   230,477    905,259     430,179
  Interest expense on other borrowings         40,000       498     55,740       3,722
                                           -----------  -------  ----------  ---------

  Total interest expense                      538,429   230,975    960,999     433,901
                                           -----------  -------  ----------  ---------

  Net interest income                         962,485   661,811  1,840,465   1,262,791

Provision for loan losses                      75,000   118,209    150,000     237,299
                                           -----------  -------  ----------  ---------

  Net interest income after provision for
    loan losses                               887,485   543,602  1,690,465   1,025,492
                                           -----------  -------  ----------  ---------

Other income:
  Service charges on deposit accounts          96,442    70,152    178,868     150,892
  Residential mortgage origination fees        52,895    56,666    122,505     121,108
  Other                                        16,122    18,868     24,990      35,260
                                           -----------  -------  ----------  ---------

    Total other income                        165,459   145,686    326,363     307,260
                                           -----------  -------  ----------  ---------

Other expense:
  Salaries and other personnel expense        351,237   289,525    686,394     579,767
  Net occupancy and equipment expense          94,033    72,066    186,060     136,615
  Other operating expense                     337,953   269,753    647,683     530,536
                                           -----------  -------  ----------  ---------

    Total other expense                       783,223   631,344  1,520,137   1,246,918
                                           -----------  -------  ----------  ---------

    Earnings before income taxes              269,721    57,944    496,691      85,834

Income tax (expense) benefit                 (107,000)  598,277   (187,500)    598,277
                                           -----------  -------  ----------  ---------

    Net earnings                           $  162,721   656,221    309,191     684,111
                                           ===========  =======  ==========  =========

    Basic and diluted earnings per share   $      .18       .71        .34         .74
                                           ===========  =======  ==========  =========


See accompanying notes to unaudited consolidated financial statements.

                              FIRST SOUTHERN BANCORP

                  Consolidated Statements of Comprehensive Income

                  For the Six Months Ended June 30, 2005 and 2004
                                    (Unaudited)


                                                                2005       2004
                                                              ---------  ---------
Net earnings                                                  $309,191   $684,111
                                                              ---------  ---------
Other comprehensive loss, net of tax of $11,491 and $13,963, consisting of unrealized losses on investment securities
  available-for-sale                                           (20,429)   (22,782)
                                                              ---------  ---------

Comprehensive income                                          $288,762   $661,329
                                                              =========  =========


See accompanying notes to unaudited consolidated financial statements.

                                          FIRST SOUTHERN BANCORP

                                  Consolidated Statements of Cash Flows
                             For the Six Months Ended June 30, 2005 and 2004
                                               (Unaudited)

                                                                                   2005           2004
                                                                               -------------  ------------
Cash flows from operating activities:
  Net earnings                                                                 $    309,191       684,111
    Adjustments to reconcile net earnings to
      net cash provided by operating activities:
        Provision for loan losses                                                   150,000       237,299
        Depreciation, amortization and accretion                                     67,685        97,988
        Change in other                                                               3,235      (704,328)
                                                                               -------------  ------------

          Net cash provided by operating activities                                 530,111       315,070
                                                                               -------------  ------------

Cash flows from investing activities:
  Net change in interest-bearing deposits                                                 -       (75,600)
  Proceeds from maturity and call of investment securities available-for-sale       910,374     1,318,445
  Purchases of investment securities available-for-sale                          (4,739,226)   (1,000,000)
  Purchases of other investments                                                   (334,350)      (36,200)
  Net change in loans                                                           (13,087,781)  (14,765,495)
  Purchases of premises and equipment                                               (49,437)     (147,568)
                                                                               -------------  ------------

          Net cash used by investing activities                                 (17,300,420)  (14,706,418)
                                                                               -------------  ------------

Cash flows from financing:
  Net change in deposits                                                          4,486,966    10,714,538
  Net change in borrowings                                                        5,000,000             -
                                                                               -------------  ------------

          Net cash provided by financing activities                               9,486,966    10,714,538
                                                                               -------------  ------------

Net change in cash and cash equivalents                                          (7,283,343)   (3,676,810)

Cash and cash equivalents at beginning of the period                             13,796,767     9,205,162
                                                                               -------------  ------------

Cash and cash equivalents at end of the period                                 $  6,513,424     5,528,352
                                                                               =============  ============

Noncash investing activities:
  Change in unrealized gain/loss on securities
    available-for-sale, net of tax                                             $    (20,429)      (22,782)


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

     The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of June 30, 2005 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The financial information as of December 31, 2004 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 2004 Form 10-KSB.

(2)  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of its financial statements. The Company's significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2004 as filed on its annual report on Form 10-KSB.

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

     The Company believes that the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the portion of management's discussion and analysis of financial condition and results of operations that addresses the allowance for loan losses for a description of the Company's processes and methodology for determining the allowance for loan losses.

(3)  EARNINGS PER SHARE

     Net earnings per common share are based on the weighted average number of common shares outstanding during each period. Basic and diluted earnings per share are calculated based on weighted average shares outstanding of 920,547 for the three and six months ended June 30, 2005 and 2004.

                             FIRST SOUTHERN BANCORP

(4)  STOCK-BASED COMPENSATION

     The Company sponsors stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financing Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the three and six months ended June 30, 2005 and 2004.

                                                        Three Months Ended          Six Months Ended
                                                             June 30,                   June 30,
                                                   ----------------------------  ---------------------
                                                        2005           2004          2005       2004
                                                   -------------  -------------  -----------  --------
  Net earnings as reported                         $    162,721        656,221      309,191   684,111

  Deduct: Total stock-based employee compensation
    expense determined under fair-value based
    method for all awards                               (37,672)       (49,894)     (75,344)  (99,788)

  Add: Income tax benefit related to employee
    compensation expense                                 14,315        190,230       28,630   190,230
                                                   -------------  -------------  -----------  --------

  Pro forma net earnings                           $    139,364        796,557      262,477   774,553
                                                   =============  =============  ===========  ========
  Basic and diluted earnings per share:

    As reported                                    $        .18            .71          .34       .74
                                                   =============  =============  ===========  ========

    Pro forma                                      $        .15            .87          .29       .84
                                                   =============  =============  ===========  ========

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

RESULTS  OF  OPERATIONS
-----------------------

NET  INTEREST  INCOME
---------------------

For the six months ended June 30, 2005, net interest income totaled $1,840,465 as compared to $1,262,791 for the same period in 2004. Interest income from loans, including fees increased $948,976 to $2,572,607 for the six months ended June 30, 2005 compared to the same period in 2004, while income from invested securities increased by $81,060 to $140,141 during the same period. Interest expense totaled $960,999 for the six months ended June 30, 2005 compared to $433,901 during the same period in 2004. The net interest margin realized on earning assets and the interest rate spread were 4.12% and 3.81%, respectively, for the six months ended June 30, 2005. For the six months ended June 30, 2004, the net interest margin was 4.19% and the interest rate spread was 3.32%.

For the quarter ended June 30, 2005, interest income totaled $1,500,914 as compared to $892,786 for the same period in 2004. Interest expense totaled $538,429 for the quarter ended June 30, 2005 compared to $230,975 for the same period in 2004. The increase in net interest income was due to the growth of interest-earning assets and interest-bearing liabilities in 2005 as compared to 2004.

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the bank's net interest income in general terms during periods of movement in interest rates. In general, if the bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At June 30, 2005, the bank, as measured by Gap, is in an asset sensitive position. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. For more information on asset-liability management, see the annual report of Form 10-KSB filed with the Securities and Exchange Commission.

PROVISION  AND  ALLOWANCE  FOR  LOAN  LOSSES
--------------------------------------------

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision for loan losses was $75,000 for the three months ended June 30, 2005 and $150,000 for the six months ended June 30, 2005, compared to $118,209 and $237,299 for the three and six months ended June 30, 2004, respectively. The increase in the provision was due to an increase in loan volume throughout the first two quarters of 2005. The allowance for loan losses was 1.33% of gross loans at June 30, 2005. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

NONINTEREST  INCOME
-------------------

Noninterest income for the six months ended June 30, 2005 totaled $326,363as compared to $307,260 for the six months ended June 30, 2004. The increase in noninterest income was due to an increase in service charges on deposit accounts.

Noninterest income for the quarter ended June 30, 2005 totaled $165,459 as compared to $145,686 for the quarter ended June 30, 2004. The increase in noninterest income was due to an increase service charge income directly related to bank growth during the quarter ended June 30, 2005, partially offset by a decrease in income earned from mortgage origination.

                             FIRST SOUTHERN BANCORP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NONINTEREST  EXPENSE
--------------------

Total noninterest expense for the six months ended June 30, 2005 was $1,520,137 as compared to $1,246,918 for the same period in 2004. Total noninterest expense for the three months ended June 30, 2005 was $783,223 as compared to $631,344 for the same period in 2004. Salaries and benefits, the largest component of noninterest expense, totaled $686,394 for the six months ended June 30, 2005, compared to $579,767 for the same period a year ago, and totaled $351,237 for the quarter ended June 30, 2005, compared to $289,525 for the same period in 2004. These increases were due to normal salary increases and additional personnel. Other operating expenses were $647,683 for the six months ended June 30, 2005 as compared to $530,536 for the six months ended June 30, 2004. These increases in noninterest expenses are due to the continued growth of the bank.

INCOME  TAXES
-------------

During the quarter and six months ended June 30, 2005, we recognized $107,000 and $187,500, respectively, of income tax expense, which represents an effective tax rate of 40% and 38%, respectively.

During the quarter ended June 30, 2004, we recognized a previously unrecognized income tax benefit of $598,277 as it became more likely than not that we would be able to realize this benefit. During the quarter and six months ended June 30, 2003, we recognized no income tax benefit due to the fact that realization of such a benefit was dependent upon future earnings.

NET  EARNINGS
-------------

The combination of the above factors resulted in net earnings of $309,191 for the six months ended June 30, 2005 compared to net earnings for the six months ended June 30, 2004 of $684,111. Net earnings for the quarters ended June 30, 2005 and 2004 were $162,721 and $656,221, respectively. Basic and diluted earnings per share were $.34 for the six months ended June 30, 2005 compared to basic and diluted earnings per share of $.74 for the same period in 2004. Basic and diluted earnings per share were $.18 for the quarter ended June 30, 2004 compared to basic and diluted earnings per share of $.71 for the quarter ended June 30, 2004.

ASSETS  AND  LIABILITIES
------------------------

During the first six months of 2005, total assets increased $10,003,806, or 10.4%, when compared to December 31, 2004. The primary source of growth in assets was net loans, which increased $12,937,781, or 18.4%, during the first six months of 2005. Investment securities available-for-sale increased $3,776,116 from December 31, 2004 to $11,048,732 at June 30, 2005. Total
deposits increased $4,486,966, or 5.3%, from the December 31, 2004 amount of $84,274,000.

INVESTMENT  SECURITIES
----------------------

Investment securities available-for-sale increased $3,776,116 from $7,273,000 at December 31, 2004 to $11,048,732 at June 30, 2005. All of the Bank's marketable investment securities were designated as available-for-sale at June 30, 2005.

PREMISES  AND  EQUIPMENT
------------------------

Premises and equipment, net of depreciation, totaled $3,001,479 at June 30, 2005. The decrease of $15,307 from the December 31, 2004 amount of $3,016,786 was due to depreciation, partially offset by current period additions.

                             FIRST SOUTHERN BANCORP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LOANS
-----

Gross loans totaled $84,308,223 at June 30, 2005, an increase of $13,056,637, or 18.3%, since December 31, 2004. The largest increase in loans was in Real estate - non farm, non residential, which increased $6,330,146, or 21.4%, to $35,925,638 at June 30, 2005. Balances within the major loans receivable categories as of June 30, 2005 and December 31, 2004 are as follows:

                                              June 30, 2005   December 31, 2004
                                              --------------  -----------------
     Commercial & Industrial                  $   13,802,207         11,585,301
     Real Estate - non farm, non residential      35,925,638         29,595,492
     Real estate - construction                    6,642,837          4,601,244
     Real estate - mortgage                       20,800,990         19,025,504
     Consumer                                      7,136,551          6,444,045
                                              --------------  -----------------
                                                  84,308,223         71,251,586

     Less allowance for loan losses                1,118,856          1,000,000
                                              --------------  -----------------

                                              $   83,189,367         70,251,586
                                              ==============  =================

ALLOWANCE  FOR  LOAN  LOSSES
----------------------------

Activity in the Allowance for Loan Losses is as follows:

                                                                   June 30,
                                                                   --------
                                                               2005         2004
                                                           ------------  -----------
     Balance, January 1,                                   $ 1,000,000      673,000
     Provision for loan losses for the period                  150,000      237,299
     Net loans (charged off) recovered for the period          (31,144)     (25,299)
                                                           ------------  -----------

     Balance, end of period                                $ 1,118,856      885,000
                                                           ============  ===========

     Gross loans outstanding, end of period                $84,308,223   60,289,585
                                                           ============  ===========

     Allowance for loan losses to gross loans outstanding         1.33%        1.47%

                             FIRST SOUTHERN BANCORP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

DEPOSITS
--------

At June 30, 2005, total deposits increased by $4,486,966, or 5.3% from December 31, 2004. Noninterest-bearing demand deposits increased $1,612,790, or 25.0% and interest-bearing deposits increased $2,874,176, or 3.6%.

Balances within the major deposit categories as of June 30, 2005 and December 31, 2004 are as follows:

                                                June 30, 2005   December 31, 2004
                                                --------------  -----------------
Noninterest-bearing demand deposits             $    8,067,951          6,455,161
Interest-bearing demand deposits                    24,575,468         32,006,220
Savings deposits                                     2,245,979          2,013,546
Certificates of deposit $100,000 and over           33,126,330         23,883,950
Other time deposits                                 20,745,429         19,915,314
                                                --------------  -----------------

                                                $   88,761,157         84,274,191
                                                ==============  =================

LIQUIDITY
---------

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of June 30, 2005:

     Commitments to extend credit       $12,456,480
     Standby letters of credit          $         -

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

We have also established a line of credit with the Federal Home Loan Bank of Atlanta. This line of credit is collateralized by a portion of the bank's real estate loan portfolio and totaled $10,000,000 as of June 30, 2005, of which $8,000,000 was drawn upon. Future use of the FHLB of Atlanta is expected for funding and liquidity as those needs arise.

CAPITAL  RESOURCES
------------------

Total shareholders' equity increased from $8,381,000 at December 31, 2004 to $8,669,883 at June 30, 2005. This increase was attributable to net earnings for the period.

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

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the bank's capital ratios at June 30, 2005:

   Tier 1 capital (to risk-weighted assets)            10.61%
   Total capital (to risk-weighted assets)              9.35%
   Tier 1 capital (to total average assets)             7.73%

REGULATORY  MATTERS
-------------------

From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 3.   CONTROLS  AND  PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2005. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None.

ITEM  5.  OTHER  INFORMATION

          On June 2, 2005, the Company issued a press release announcing its intent to engage in a share reclassification. The transaction will provide for the reclassification of shares of the Company's common stock held by shareholders who are the record holders of 500 or fewer shares into shares of the Company's Series A stock, on the basis of one share of Series A stock for each share of common stock held by such shareholders. The transaction is designed to enable the Company to terminate its reporting obligations under the Securities Exchange Act of 1934.

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

                                        FIRST SOUTHERN BANCORP



Dated:  August 10, 2005                 By:  /s/  F. THOMAS DAVID
-----------------------                      -----------------------------------
                                             F.  Thomas  David
                                             President and Chief Executive
                                             Officer




Dated:  August 10, 2005                 By:  /s/  CHARLES ROBERT FENNELL, JR.
-----------------------                      -----------------------------------
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