Form 10QSB
period 2005-09-30
FIRST SOUTHERN BANCORP
filed 2005-11-14
CIK 1156366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

OR

* TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

912-489-7600
(Registrant’s telephone number, including area code)

Not Applicable
( Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No *

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     *      Yes        ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 920,547 shares of common stock, $.01 par value per share, issued and outstanding as of November 10, 2005.

Transitional Small Business Disclosure Format (check one): YES    *      NO       ☒

FIRST SOUTHERN BANCORP

FIRST SOUTHERN BANCORP

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST SOUTHERN BANCORP
Consolidated Balance Sheet
September 30, 2005
(Unaudited)

Assets

Cash and due from banks	$3,063,284
Federal funds sold	6,057,000

Cash and cash equivalents	9,120,284

Investment securities available-for-sale	11,355,162
Other investments	991,250
Loans, net	87,380,522
Premises and equipment, net	3,004,214
Accrued interest receivable and other assets	1,655,594

$113,507,026

Liabilities and Shareholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$7,854,825
Interest-bearing	84,012,325

Total deposits	91,867,150

Federal Home Loan Bank advance	8,000,000
Junior subordinated debentures	4,124,000
Accrued interest payable and other liabilities	656,059

Total liabilities	104,647,209

Commitments

Shareholders' equity:
Preferred stock, $.01 par value; 10,000,000 authorized; no shares issued and outstanding	-
Common stock, $.01 par value; authorized 10,000,000 shares; 920,547 shares issued and outstanding	9,205
Additional paid-in capital	9,125,765
Accumulated deficit	(211,336)
Accumulated other comprehensive income (loss)	(63,817)

Total shareholders’ equity	8,859,817

$113,507,026

See accompanying notes to unaudited consolidated financial statements.

FIRST SOUTHERN BANCORP

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

Interest income:
Interest and fees on loans	$1,609,559	1,008,428	4,182,166	2,632,059
Interest on investment securities	98,834	46,127	238,975	105,208
Other interest income	32,179	14,343	120,895	28,323

Total interest income	1,740,572	1,068,898	4,542,036	2,765,590

Interest expense on deposits	611,669	286,154	1,516,928	716,333
Interest expense on other borrowings	67,360	10,400	123,100	14,122

Total interest expense	679,029	296,554	1,640,028	730,455

Net interest income	1,061,543	772,344	2,902,008	2,035,135

Provision for loan losses	90,000	80,000	240,000	317,299

Net interest income after provision for loan losses	971,543	692,344	2,662,008	1,717,836

Other income:
Service charges on deposit accounts	112,643	103,045	291,511	275,339
Residential mortgage origination fees	71,701	51,389	194,206	172,497
Other	7,117	3,579	32,107	17,437

Total other income	191,461	158,013	517,824	465,273

Other expense:
Salaries and other personnel expense	394,945	304,433	1,081,339	884,200
Net occupancy and equipment expense	92,710	93,578	278,770	261,392
Other operating expense	345,277	263,266	992,960	762,603

Total other expense	832,932	661,277	2,353,069	1,908,195

Earnings before income tax (expense) benefit	330,072	189,080	826,763	274,914

Income tax (expense) benefit	(123,500)	(71,860)	(311,000)	526,417

Net earnings	$206,572	117,220	515,763	801,331

Basic and diluted earnings per share	$0.22	0.13	0.56	0.87

See accompanying notes to unaudited consolidated financial statements.

FIRST SOUTHERN BANCORP

Consolidated Statements of Comprehensive Income (Loss)

For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004

Net earnings	$515,763	801,331
Other comprehensive income (loss), net of tax of $20,850 and $8,024,consistingof unrealized gains (losses) on investment securities available-for-sale	(37,067)	14,264

Comprehensive income	$478,696	815,595

See accompanying notes to unaudited consolidated financial statements.

FIRST SOUTHERN BANCORP

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net earnings	$515,763	801,331
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	240,000	317,299
Depreciation, amortization and accretion	141,002	139,957
Change in other	(85,478)	(727,995)

Net cash provided by operating activities	811,287	530,592

Cash flows from investing activities:
Proceeds from maturity and call of investment securities available-for-sale	1,676,699	1,739,252
Purchases of investment securities available-for-sale	(5,822,955)	(3,000,000)
Purchases of other investments	(566,900)	(36,200)
Net change in loans	(17,368,936)	(22,574,100)
Purchases of premises and equipment	(122,637)	(154,349)

Net cash used by investing activities	(22,204,729)	(24,025,397)

Cash flows from financing activities:
Net change in deposits	7,592,959	18,991,657
Proceeds from junior subordinated debentures	4,124,000	-
Net change in borrowings	5,000,000	3,000,000

Net cash provided by financing activities	16,716,959	21,991,657

Net change in cash and cash equivalents	(4,676,483)	(1,503,148)

Cash and cash equivalents at beginning of the period	13,796,767	9,205,162

Cash and cash equivalents at end of the period	$9,120,284	7,702,014

Noncash investing activities:
Change in unrealized gain/loss on securities available-for-sale, net of tax	$(37,067)	14,264

See accompanying notes to unaudited consolidated financial statements.

FIRST SOUTHERN BANCORP

Notes to Consolidated Financial Statements

(1)	Organization and Basis of Presentation
First Southern Bancorp (the “Company”), a bank holding company, owns 100% of the outstanding stock of First Southern National Bank (the “Bank”), a national bank operating in Bulloch County, Georgia. The Bank opened for business on February 5, 2002.

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of September 30, 2005 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The financial information as of December 31, 2004 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company’s 2004 Form 10-KSB.

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

Net earnings per common share are based on the weighted average number of common shares outstanding during each period. Basic and diluted earnings per share are calculated based on weighted average shares outstanding of 920,547 for the three and nine months ended September 30, 2005 and 2004.

FIRST SOUTHERN BANCORP

Notes to Consolidated Financial Statements

(4)	Stock-Based Compensation
The Company sponsors stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financing Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net earnings as reported	$206,572	117,220	515,763	801,331

Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	(49,894)	(49,894)	(149,682)	(149,682)

Pro forma net earnings	$156,678	67,326	366,081	651,649

Basic and diluted earnings per share:

As reported	$.22	.13	.56	.87

Pro forma	$.17	.07	.40	.71

FIRST SOUTHERN BANCORP

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•
general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;
•	changes in technology;
•	the level of allowance for loan loss;
•	the rate of delinquencies and amounts of charge-offs;
•	the rates of loan growth;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	changes in monetary and tax policies;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Results of Operations

Net Interest Income

For the nine months ended September 30, 2005, net interest income totaled $2,902,000 as compared to $2,035,000 for the same period in 2004. Interest income from loans, including fees, increased $1,550,000 to $4,182,000 for the nine months ended September 30, 2005 while income from investment securities increased by $134,000 to $239,000. Interest expense totaled $1,640,000 for the nine months ended September 30, 2005 compared to $730,000 during the same period in 2004. The net interest margin realized on earning assets and the interest rate spread were 3.72% and 3.13%, respectively, for the nine months ended September 30, 2005. For the nine months ended September 30, 2004, the net interest margin was 4.15% and the interest rate spread was 3.32%.

For the quarter ended September 30, 2005, interest income totaled $1,741,000 as compared to $1,069,000 for the same period in 2004. Interest expense totaled $679,000 for the quarter ended September 30, 2005 compared to $297,000 for the same period in 2004. The increase in net interest income was primarily due to the growth of interest-earning assets and interest-bearing liabilities in 2005 as compared to 2004.

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the bank’s net interest income in general terms during periods of movement in interest rates. In general, if the bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At September 30, 2005, the Bank, as measured by Gap, is in an asset sensitive position. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. For more information on asset-liability management, see the annual report of Form 10-KSB filed with the Securities and Exchange Commission.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision for loan losses was $90,000 for the three months ended September 30, 2005 and $240,000 for the nine months ended September 30, 2005, compared to $80,000 and $317,000 for the three and nine months ended September 30, 2004, respectively. The increase in the provision was due to an increase in loan volume throughout the first three quarters of 2005. At September 30, 2005, the allowance for loan losses was 1.33% of gross loans. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Noninterest income for the nine months ended September 30, 2005 totaled $518,000 as compared to $465,000 for the nine months ended September 30, 2004. The increase in noninterest income was due to an increase in service charges on deposit accounts and additional mortgage loan fees.

Noninterest income for the quarter ended September 30, 2005 totaled $191,000 as compared to $158,000 for the quarter ended September 30, 2004. The increase in noninterest income was due to an increase service charge income directly related to bank growth during the quarter ended September 30, 2005, as well as increased mortgage loan fee income.

FIRST SOUTHERN BANCORP

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2005 was $2,353,000 as compared to $1,908,000 for the same period in 2004. Total noninterest expense for the three months ended September 30, 2005 was $833,000 as compared to $661,000 for the same period in 2004. Salaries and benefits, the largest component of noninterest expense, totaled $1,081,000 for the nine months ended September 30, 2005, compared to $884,000 for the same period a year ago, and totaled $395,000 for the quarter ended September 30, 2005, compared to $304,000 for the same period in 2004. These increases were due to normal salary increases and additional personnel. Other operating expenses were $993,000 for the nine months ended September 30, 2005 as compared to $763,000 for the nine months ended September 30, 2004. These increases in noninterest expenses are due to the continued growth of the bank.

Income Taxes

During the quarters ended September 30, 2005 and 2004, we recognized $124,000 and $72,000, respectively, of income tax expense, which represents an effective tax rate of 37% and 38%, respectively. During the nine months ended September 30, 2004, we recognized a previously unrecognized income tax benefit of $598,000 as it became more likely than not that we would be able to realize this benefit. Our net income tax expense for the nine months ended September 30, 2005 was $311,000.

Net Earnings

The combination of the above factors resulted in net earnings of $516,000 for the nine months ended September 30, 2005 compared to net earnings for the nine months ended September 30, 2004 of $801,000. Net earnings for the quarters ended September 30, 2005 and 2004 were $207,000 and $117,000, respectively. Basic and diluted earnings per share were $.56 for the nine months ended September 30, 2005 compared to basic and diluted earnings per share of $.87 for the same period in 2004. Basic and diluted earnings per share were $.22 for the quarter ended September 30, 2005 compared to basic earnings per share of $.13 for the quarter ended September 30, 2004.

Assets and Liabilities

During the first nine months of 2005, total assets increased $17,438,000, or 18%, when compared to December 31, 2004. The primary source of growth in assets was net loans, which increased $17,129,000, or 24%, during the first nine months of 2005. Investment securities available-for-sale increased $4,083,000 from December 31, 2004 to $11,355,000 at September 30, 2005. Total deposits increased $7,593,000, or 9%, from the December 31, 2004 amount of $84,274,000.

Investment Securities

Investment securities available-for-sale increased $4,083,000 from $7,273,000 at December 31, 2004 to $11,355,000 at September 30, 2005. All of the bank’s marketable investment securities were designated as available-for-sale at September 30, 2005.

Premises and Equipment

Premises and equipment, net of depreciation, totaled $3,004,000 at September 30, 2005. The decrease of $13,000 from the December 31, 2004 amount of $3,017,000 was due to depreciation of existing fixed assets outpacing the additional fixed asset purchases during 2005.

FIRST SOUTHERN BANCORP

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loans

Gross loans totaled $88,563,000 at September 30, 2005, an increase of $17,311,000, or 24%, since December 31, 2004. The largest increase in loans was in real estate - non farm, non residential, which increased $8,863,000, or 30%, to $38,459,000 at September 30, 2005. Balances within the major loans receivable categories as of September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005	December 31, 2004

Commercial & industrial	$14,365,175	11,585,301
Real Estate - non farm, non residential	38,458,724	29,595,492
Real estate - construction	7,694,599	4,601,244
Real estate - mortgage	20,690,694	19,025,504
Consumer	7,353,456	6,444,045
	88,562,648	71,251,586

Less allowance for loan losses	1,182,126	1,000,000

	$87,380,522	70,251,586

Allowance for Loan Losses

Activity in the Allowance for Loan Losses is as follows:

	September 30,
	2005	2004
Balance, January 1,	$1,000,000	673,000
Provision for loan losses for the period	240,000	317,000
Net loans (charged off) recovered for the period	(57,874)	(60,000)

Balance, end of period	$1,182,126	930,000

Gross loans outstanding, end of period	$88,562,648	68,063,000

Allowance for loan losses to gross loans outstanding	1.33%	1.37%

Deposits

At September 30, 2005, total deposits increased by $7,593,000, or 9% from December 31, 2004. Noninterest-bearing demand deposits increased $1,400,000, or 22%, and interest-bearing deposits increased $6,193,000 or 8%.

Balances within the major deposit categories as of September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005	December 31, 2004
Noninterest-bearing demand deposits	$7,854,825	6,455,161
Interest-bearing demand deposits	27,843,331	32,006,220
Savings deposits	2,215,880	2,013,546
Certificates of deposit $100,000 and over	32,643,442	23,883,950
Other time deposits	21,309,672	19,915,314

	$91,867,150	84,274,191

FIRST SOUTHERN BANCORP

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of September 30, 2005:

Commitments to extend credit	$10,044,403
Standby letters of credit	$-

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

We have also established a line of credit with the Federal Home Loan Bank of Atlanta. This line of credit is collateralized by a portion of the bank’s real estate loan portfolio and totaled $22,600,000 as of September 30, 2005, of which $8,000,000 was drawn upon. Future use of the FHLB of Atlanta is expected for funding and liquidity as those needs arise.

On September 26, 2005, we issued $4,124,000 in Junior Subordinated Debentures. The proceeds from these debentures will be used to contribute capital to the bank in order to support our future growth.

Capital Resources

Total shareholders’ equity increased from $8,381,000 at December 31, 2004 to $8,860,000 at September 30, 2005. This increase was attributable to net earnings for the period.

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

FIRST SOUTHERN BANCORP

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the bank’s capital ratios at September 30, 2005:

Tier 1 capital (to risk-weighted assets)	10.16%
Total capital (to risk-weighted assets)	11.42%
Tier 1 capital (to total average assets)	8.43%

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2005. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

FIRST SOUTHERN BANCORP

Dated: November 11, 2005	By:	/S/ F. THOMAS DAVID
F. Thomas David
President and Chief Executive Officer

Dated: November 11, 2005	By:	/S/ CHARLES ROBERT FENNELL, JR.
Charles Robert Fennell, Jr.
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32	Section 1350 Certifications